Form 10-Q
period 1995-03-31
NATIONAL BANCORP OF ALASKA INC
filed 1995-05-15
CIK 705356

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


                          FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1995

                             OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


Commission File Number   0-10769


                        National Bancorp of Alaska, Inc.
          (Exact name of registrant as specified in its charter)

                   Delaware                          92-0087646
         (State of other jurisdiction of         (IRS Employer
         incorporation or organization)           Identification No.)

Northern Lights Boulevard and C Street, Anchorage, AK  99503
    (Address of principal executive offices)          (Zip Code)

                         (907) 276-1132
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed
all  reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements for the past 90 days.    YES  X  NO___

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of May 9, 1995:    7,968,800

                      Table of Contents

                                                                 Page

                           Part I

Item 1     Financial Statements.................................... 3

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................... 7

                          Part II

Item 1     Legal Proceeding.........................................9

Item 2     Changes in Securities....................................9

Item 3     Defaults Upon Senior Securities..........................9

Item 4     Submission of Matters to a Vote of Security Holders......9

Item 5     Other Information........................................9

Item 6     Exhibits and Reports on Form 8-K.........................9

ITEM 1.  FINANCIAL STATEMENTS.

        CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In Thousands Except Statistics) Three Months Ended March 31
                                                      1995         1994
INTEREST INCOME:
  Loans & Lease Financing Including Fee              $30,686      $28,277
  Balances with Banks                                      9           21
  Federal Funds Sold                                      17          223
  Investment Securities Including Dividends
    U.S. Treasury Securities                           3,603        2,019
    Obligations of Other U. S. Government
      Agencies and Corporation                         5,591        3,987
    Obligations of States & Political
      Subdivisions                                       221           68
    Mortgage and Asset-Backed Securities               2,720        2,330
    Other Securities                                   1,806        1,302
                                                     ____________________
         TOTAL INTEREST INCOME                        44,653       38,227

INTEREST EXPENSE:
  Deposits                                            12,583        8,223
  Federal Funds Purchased & Securities Sold
    Under Agreement to Repurchase                      4,250        2,052
  Other Purchased Funds                                    5            4
                                                     ____________________
         TOTAL INTEREST EXPENSE                       16,838       10,279
                                                     ____________________
         NET INTEREST INCOME                          27,815       27,948
  Provision for Loan Losses                           (3,300)         600
         NET INTEREST INCOME AFTER                   ____________________
         PROVISION FOR LOAN LOSSES                    31,115       27,348

OTHER INCOME:
  Trust Department Income                                504          468
  Service Charges on Deposit Accounts                  2,897        2,504
  Mortgage Loan Servicing Fees                         1,951        1,801
  Securities Transactions                             (3,947)       1,177
  Credit Card Service Fees                             1,164        1,091
  Other                                                2,178        2,509
                                                     ____________________
         TOTAL OTHER INCOME                            4,747        9,550

OTHER EXPENSE:
  Salaries                                             9,098        9,487
  Profit Sharing & Other Employee Benefits             2,524        2,691
  Net Occupancy Expense of Bank Premises               1,919        1,685
  Furniture & Equipment Expense                        2,003        2,008
  Other                                                7,317        6,593
                                                     ____________________
         TOTAL OTHER EXPENSE                          22,861       22,464

  Income Before Income Taxes                          13,001       14,434
  Applicable Income Taxes                              4,358        5,119
                                                     ____________________
         NET INCOME                                  $ 8,643      $ 9,315
                                                     ====================
Per Share Statistics
Net Income                                           $  1.08      $  1.17

Average Number of Shares Outstanding               7,968,800    7,968,800
(See note to consolidated statements.)

CONSOLIDATED STATEMENT OF CONDITION  (Unaudited)

                                                          March 31        December 31
(In Thousands Except Statistics)                      1995        1994        1994
ASSETS:
  Cash and Due from Banks                         $  128,374  $  138,204  $  134,379
  Interest-Bearing Balances with Banks                   826       4,211         195
  Federal Funds Sold                                      --      60,000      10,000
  Investment Securities:
    Obligations of Other U. S. Government
      Agencies and Corporations                      335,414     276,421     345,319
    Obligations of States and Political
      Subdivisions                                    19,759       6,760      20,239
    Mortgage and Asset-Backed Securities             155,016     128,944     157,781
    Other Securities                                 102,192      29,390      55,393
                                                  __________________________________
    Total Investment Securities                      612,381     441,515     578,732
      (Market Value $601,611 in 1995)
  Securities Available for Sale                      255,232     177,875     273,723
  Net Loans and Lease Financing                    1,270,900   1,129,019   1,226,164
    Less Reserve for Possible Loan Losses            (19,476)    (17,870)    (19,226)
                                                  __________________________________
    Net Loans and Lease Financing Less Reserves    1,251,424   1,111,149   1,206,938

  Loans Held for Sale                                 26,369     119,377      19,627

  Premises and Equipment                              60,526      56,371      58,241
  Other Assets                                        64,059      57,729      62,843
                                                  __________________________________
        Total Assets                              $2,399,191  $2,166,431  $2,344,678
                                                  ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Demand Deposits                                 $  476,883  $  472,309  $  522,285
  Interest-Bearing Deposits:
    NOW                                              143,522     143,359     163,088
    Savings                                          294,725     295,915     304,164
    Money Market Savings                             294,649     279,667     326,386
    Time                                             461,597     393,123     431,698
                                                  __________________________________
        Total Interest-Bearing Deposits            1,194,493   1,112,064   1,225,336
                                                  __________________________________
        Total Deposits                             1,671,376   1,584,373   1,747,621

  Federal Funds Purchased                             46,049       4,768       1,757
  Securities Sold Under Agreement to Repurchase      327,903     256,765     258,226
  Other Purchased Funds                                1,540         523       1,703
  Other Liabilities                                   28,576      20,740      22,599
                                                  __________________________________
        Total Liabilities                          2,075,444   1,867,169   2,031,906

  Shareholders' Equity
  Common Stock - $10 Par Value                        80,000      80,000      80,000
                          1995        1994
    Shares Authorized  10,500,000  10,500,000
    Shares Outstanding  8,000,000   8,000,000
  Surplus                                             63,000      63,000      63,000
  Undivided Profits                                  181,425     157,724     175,969
  Net Unrealized Holding Gains(Losses) on
    Available-for-Sale Securities                       (252)     (1,036)     (5,771)
  Less Treasury Stock at Cost
    31,200 Shares on March 31, 1995
    and on March 31, 1994                               (426)       (426)       (426)
                                                  __________________________________
        Total  Shareholders' Equity                  323,747     299,262     312,772
                                                  __________________________________
        Total Liabilities and ShareholdersEquity  $2,399,191  $2,166,431  $2,344,678
                                                  ==================================
Per Share Statistics
Net Book Value                                        $40.63      $37.55      $39.25
(See note to consolidated statements.)

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Three Months Ended March 31                      1995          1994
OPERATING ACTIVITIES:
  Net Income                                                   $  8,643     $  9,315
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                    (3,300)         600
    Deferred Taxes                                                  (92)       1,498
    Depreciation and Amortization                                 1,627        1,577
    Net amortization on Securities                                  576        1,169
    Investment Security Transactions                              3,947       (1,177)
    Gain on Loan Sales                                              (23)        (641)
    Loss (Gain) on Disposal of Premises and Equipment                (4)         (15)
    Gain on Sale of Other Assets                                    (34)         (10)
    Net Decrease (Increase) in Loans Held for Sale               (6,674)      45,445
    Decrease (Increase) in Interest Receivable,
      Prepaid Expense, and Other Assets                             732         (69)
    Increase in Interest Payable, Accrued
      Expenses and Other Liabilities                              3,645           59
                                                                ____________________
        Net Cash Provided by Operating Activities                 9,043       57,751

INVESTING ACTIVITIES:
  Net Decrease  in Federal Funds Sold, and Interest
    Bearing Deposits with Other Banks                             9,369      (43,426)
  Proceeds from Maturities of Securities Held to Maturity        16,220       82,616
  Proceeds from Maturities of Securities Available for Sale          --           --
  Proceeds from Sales of Securities Available for Sale          183,626       38,556
  Purchases of Securities Held to Maturity                      (50,106)     (38,953)
  Purchases of Securities Available for Sale                   (160,146)     (12,864)
  Net Decrease (Increase) in Lending Activities                 (42,155)      (9,446)
  Proceeds from Sales of Premises and Equipment                       5           31
  Proceeds from Sale of Other Assets                              1,103          851
  Purchases of Premises, Equipment, and Other Assets             (9,670)      (2,167)
                                                               _____________________
        Net Cash Provided (Used) by Investing Activities        (51,754)      15,198

FINANCING ACTIVITIES:
  Net Decrease in Total Deposit                                 (75,108)     (21,774)
  Net Increase (Decrease) in Short-Term Borrowings              113,806      (22,628)
  Cash Dividends                                                 (1,992)      (1,992)
                                                               _____________________
        Net Cash Provided (Used) by Financing Activities         36,706      (46,394)

        Increase (Decrease) in Cash and Cash Equivalents         (6,005)      26,555

  Cash and Cash Equivalents at Beginning of Year                134,379      111,649
                                                               _____________________
        Cash and Cash Equivalents at End of  March             $128,374     $138,204
                                                               =====================

                 National Bancorp of Alaska
       Notes to the Consolidated Financial Statements
                         (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

The statements should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Registrant's annual report for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals necessary for a fair presentation) have been included.

Item 2. Management Discussion and Analysis of Financial
Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $8.6 million in the first quarter of 1995 compared to $9.3 million for the first quarter of 1994.
Earnings per share were $1.08 as of March 31, 1995 down 7.7% from the $1.17 earned through March 31, 1994.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.49% for the three-month period ended March 31, 1995, compared to 1.64% for the three-month period ended March 31, 1994. The annualized return on average stockholders' equity was 10.90% for the first three months of 1995.

Net interest income increased $3,767,000 after the provision for loan loss recoveries during the first three months of 1995 compared to the same period during the previous year. The increase is due to a recovery of loan loss of $3.9 million, which was taken to income providing a net recovery for loan loss of $3.3 million for the quarter. Interest on earning assets increased $6.4 million from the first quarter of 1994 to the first quarter of 1995, while interest expense increased $6.6 million as rates rose and funds shifted from core deposit categories to time certificates of deposits. Lending income and fees from mortgage activity were down compared to prior year as higher interest rates curtailed refinancing.

The provision for loan loss recoveries was $3,300,000 at March 31, 1995, compared to a provision for loan loss of $600,000 at March 31, 1994. The reserve for loan loss was 1.53% of outstanding loans at March 31, 1995 and 1.58% at March 31, 1994 and 1.57% at December 31, 1994.
Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 1.14% at March 31, 1995 from 1.65% at March 31, 1994, and decreased from 1.22% at December 31, 1994.

Non-interest income decreased $4,803,000 for the first quarter from the same period in 1994. This decrease is primarily due to reductions in security gains, specifically
$3.9 million in losses taken on securities held for sale.
Non-interest expense increased by $397,000 over the first quarter one year ago. Increases of $958,000 in occupancy and other expenses offset a reduction in personnel and benefits expense of $556,000.

Material Changes in Financial Condition

Effective January 1, 1995, the Corporation prospectively adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, which modified income recognition and disclosure for impaired loans. These statements address the accounting and measurement of the impairment of certain loans when it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreements. Impairment is measured using the fair value of collateral or the present value of future cash
flows.    Impairment is recognized when the value is less
than the recorded investment in the loan by establishing an allowance for impaired loan losses with a charge to the provision for loan losses. SFAS 114 applies to loans restructured after the effective date of the statement at rates below those offered to other customers. The statement does not apply to large groups of homogenous loans such as credit card or consumer loans, loans held for sale, or leases.

At March 31, 1995, the Corporation identified loans with a recorded investment of $4,731,000 as being impaired. These loans did not require a specific allowance for loan loss as provided in SFAS 114. Income from impaired loans is recorded only when interest payments are received. The classification of payments received is based on an estimate of future cash flows.

Total assets at March 31, 1995, were $2,399,191,000 an increase of 10.7% or $232,760,000 from the same period one year earlier, and an increase of $54,513,000 or 2.33% from December 31, 1994. Investment securities have increased by $248 million over the first quarter of 1994. Loans and leases and loans held for sale have increased $49 million over the same period in 1994.

Total deposits have increased by $87,003,000 from March 31, 1994, and decreased by $76,245,000 from December 31, 1994.
As interest rates increased, time certificates of deposit balances have increased as compared to balances in other interest bearing accounts composed of negotiable orders of withdrawal, savings, and money market savings. These accounts have increased by $13,955,000, as compared to an increase in time deposits of $68,474,000 at March 31, 1995 over March 31, 1994.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $11 million from December
31, 1994, to $323.7 million at March 31, 1995. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                                 March 31    December 31
                                    Minimun   1995     1994      1994
Tier 1 Risk Based Capital Ratio       4%     17.75%   18.34%    18.57%
Total Risk Based Capital Ratio        8      18.83    19.45     19.70
Leverage Ratio                        4      13.57    13.69     13.20

                 PART II - OTHER INFORMATION

Item 1:   Legal Proceedings
          Not applicable.

Item 2:   Changes in Securities
          Not applicable.

Item 3:   Defaults Upon Senior Securities
          Not applicable.

Item 4:   Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Shareholders was held in Anchorage on March 21, 1995. At that time shareholders elected 23 Directors to the Board. All
          Directors stand for election annually.

                                         Votes for   Votes Withheld
       Director                          Director    from Director

       Donald B. Abel, Jr.               7,553,774    11,672
       Gary M. Baugh                     7,554,284    11,162
       Carl F. Brady, Jr.                7,554,304    11,142
       Alec W. Brindle                   7,554,304    11,142
       Sharon Burrell                    7,554,284    11,162
       James O. Campbell                 7,554,204    11,242
       Jeffry J. Cook                    7,554,304    11,142
       Patrick S. Cowan                  7,554,284    11,162
       Roy Huhndorf                      7,554,304    11,142
       James H. Jansen                   7,554,304    11,142
       Donald L. Mellish                 7,554,304    11,142
       Emil R. Notti                     7,553,584    11,862
       Tennys B. Owens                   7,554,284    11,162
       Eugene A. Parrish, Jr.            7,554,304    11,142
       J. Michael Pate                   7,554,304    11,142
       Martin R. Pihl                    7,554,304    11,142
       Edward F. Randolph                7,554,304    11,142
       Edward B. Rasmuson                7,551,104    14,342
       Maj. Gen. John Schaeffer(Ret.)    7,554,304    11,142
       Michael K. Snowden                7,554,304    11,142
       Richard J. Strutz                 7,551,104    14,342
       George S. Suddock                 7,554,304    11,142
       Richard A. Wien                   7,554,304    11,142

       A total of 7,565,446 votes were presented in proxy and in person. Absent or no proxy votes amounted to 403,354.

Item 5:   Other Information
          Not applicable.

Item 6:   Exhibits and Reports on Form 8-K
          a. Exhibits
             Exhibit 27:  Financial Data Schedule
          b. Form 8-K
             Not applicable

                         SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




NATIONAL BANCORP OF ALASKA, INC.



          May 12, 1995        /s/Edward B. Rasmuson
      ___________________     ____________________________
           Date               Edward B. Rasmuson, Chairman
                              of the Board

          May 12, 1995        /s/Richard Strutz
      ___________________     ____________________________
           Date               Richard Strutz, President

          May 12, 1995        /s/Gary Dalton
      ___________________     ____________________________
           Date               Gary Dalton, Executive Vice
                              President and Controller
                              (Principal Accounting
                              Officer)