Form 10-Q
period 1995-06-30
NATIONAL BANCORP OF ALASKA INC
filed 1995-08-14
CIK 705356

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               June 30, 1995

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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of August 9, 1995:    7,968,800

                        Table of Contents




                                                             Page

                             PART I

Item 1   Financial Statements                                   3

Item 2   Management's Discussion and Analysis of Financial
Condition and Results of Operations                             7


                             PART II

Item 1   Legal Proceedings                                      9

Item 2   Changes in Securities                                  9

Item 3   Defaults Upon Senior Securities                        9

Item 4   Submission of Matters to a Vote of Security Holders    9

Item 5   Other Information                                      9

Item 6   Exhibits and Reports on Form 8-K                       9


ITEM 1.  FINANCIAL STATEMENTS

          CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                     THREE MONTHS          SIX MONTHS
(In Thousands Except Statistics)                     ENDED JUNE 30         ENDED JUNE 30
                                                    1995       1994       1994
INTEREST INCOME:
     Loans & Lease Financing Including Fee        $33,120    $29,367    $63,806    $57,644
     Balances with Banks                               10         26         19         47
     Federal Funds Sold and Securities Purchased
         Under Agreement to Resell                     39        239         56        462
     Investment Securities Including Dividends
         U.S. Treasury Securities                   3,436      2,411      7,039      4,430
         Obligations of Other U. S. Government
            Agencies and Corporation                5,971      4,113     11,562      8,100
         Obligations of States & Political
            Subdivisions                              220         67        441        135
         Mortgage and Asset Backed Securities       2,674      2,003      5,394      4,333
         Other Securities                           2,217        798      4,023      2,100
                                                   _______________________________________
               TOTAL INTEREST INCOME               47,687     39,024     92,340     77,251

INTEREST EXPENSE:
     Deposits                                      12,559      8,912     25,142     17,135
     Federal Funds Purchased & Securities Sold
         Under Agreement to Repurchase              5,445      2,262      9,695      4,314
     Other Purchased Funds                              5          3         10          7
                                                   _______________________________________
               TOTAL INTEREST EXPENSE              18,009     11,177     34,847     21,456
                                                   _______________________________________
               NET INTEREST INCOME                 29,678     27,847     57,493     55,795
     Provision for Loan Losses                        600        600     (2,700)     1,200
                                                   _______________________________________
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES           29,078     27,247     60,193     54,595

OTHER INCOME:
     Trust Department Income                          580        494      1,084        962
     Service Charges on Deposit Accounts            3,045      2,682      5,942      5,186
     Mortgage Loan Servicing Fees                   2,001      1,914      3,952      3,715
     Securities Transactions                           --       (664)    (3,947)       513
     Credit Card Service Fees                       1,578      1,431      2,742      2,522
     Other                                          2,185      2,846      4,363      5,355
                                                   _______________________________________
                TOTAL OTHER INCOME                  9,389      8,703     14,136     18,253

OTHER EXPENSE:
     Salaries                                       9,222      9,309     18,320     18,796
     Profit Sharing & Other Employee Benefits       2,655      2,592      5,179      5,283
     Net Occupancy Expense of Bank Premises         1,852      1,698      3,771      3,383
     Furniture & Equipment Expense                  2,140      1,927      4,143      3,935
     Other                                          7,655      6,826     14,972     13,419
                                                   _______________________________________
                 TOTAL OTHER EXPENSE               23,524     22,352     46,385     44,816

     Income Before Income Taxes                    14,943     13,598     27,944     28,032
    Applicable Income Taxes                         5,041      4,708      9,399      9,827
                                                   _______________________________________
                 NET INCOME                       $ 9,902    $ 8,890    $18,545     18,205
                                                   =======================================

     Per Share Statistics
     Net Income                                     $1.24       $1.11     $2.33      $2.28

     Average Number of Shares Outstanding       7,968,800   7,968,800  7,968,800  7,968,800
     (See note to consolidated statements.)

         CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                                     June 30         December 31
(In Thousands Except Statistics)                              1995          1994          1994
ASSETS:
       Cash and Due from Banks                            $  195,692    $  124,854    $  134,379
       Interest-Bearing Balances with Banks                      633        50,646           195
       Federal Funds Sold and Securities Purchases under
           agreement to resell                                30,000        65,000        10,000
       Investment Securities:
           Obligations of Other U. S. Government
            Agencies and Corporations                        322,520       270,214       345,319
           Obligations of States and Political Subdivisions   20,345         7,978        20,239
           Mortgage and Asset-Backed Securities              144,656       122,364       157,781
           Other Securities                                  102,302        16,516        55,393
                                                           _____________________________________
                        Total Investment Securities          589,823       417,072       578,732
                        (Market Value $591,275 in 1995)
     Securities Available for Sale                           261,179       230,620       273,723
     Net Loans and Lease Financing                         1,319,876     1,242,946     1,226,164
     Less Reserve for Possible Loan Losses                   (20,206)      (18,940)      (19,226)
                                                           _____________________________________
     Net loans and Lease Financing Less Reserves           1,299,670     1,224,006     1,206,938
     Loans Held For Sale                                      26,919        45,246        19,627

     Premises and Equipment                                   61,510        57,037        58,241
     Other Assets                                             69,297        56,382        62,843
                                                           _____________________________________
                           Total Assets                   $2,534,723    $2,270,863    $2,344,678
                                                           =====================================

LIABILITIES AND SHAREHOLDERS EQUITY:
     Demand Deposits                                      $  596,339    $  532,114    $  522,285
     Interest-Bearing Deposits:
        NOW                                                  141,406       147,319       163,088
        Savings                                              287,089       299,609       304,164
        Money Market Savings                                 283,684       288,269       326,386
        Time                                                 456,443       392,971       431,698
                                                           _____________________________________
                          Total Interest-Bearing Deposits  1,168,622     1,128,168     1,225,336
                                                           _____________________________________
                          Total Deposits                   1,764,961     1,660,282     1,747,621

     Federal Funds Purchased                                  74,380         3,242         1,757
     Securities Sold Under Agreement to Repurchase           333,295       279,555       258,226
     Other Purchased Funds                                     1,114           871         1,703
     Other Liabilities                                        27,044        21,986        22,599
                                                           _____________________________________
                           Total Liabilities               2,200,794     1,965,936     2,031,906

 Shareholders Equity
   Common Stock-$10 Par Value     1995       1994             80,000        80,000        80,000
      Shares Authorized      10,500,000  10,500,000
      Shares Outstanding     8,000,000    8,000,000
   Capital Surplus                                            63,000        63,000        63,000
   Retained Earnings                                         188,139       164,622       175,969
   Net Unrealized Holding Losses on
      Available-For-Sale Securities                            3,216        (2,269)       (5,771)
               Less Treasury Stock at Cost
               31,200 Shares on June 30, 1995                   (426)         (426)         (426)
               and June 30, 1994
                                                           _____________________________________
                           Total  Shareholders Equity        333,929       304,927       312,772
                                                           _____________________________________
                           Total Liabilities and
                              Shareholders Equity         $2,534,723    $2,270,863    $2,344,678
                                                           =====================================
   Per Share Statistics
   Net Book Value                                            $41.90         $38.27        $39.25
   (See note to consolidated statements.)

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Six Months Ended June 30                        1995        1994
OPERATING ACTIVITIES:
  Net Income                                               $  18,545   $  18,205
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Provision for Loan Losses                                (2,700)      1,200
     Deferred Taxes                                             (531)        633
     Depreciation and Amortization                             3,338       3,132
     Net Amortization on Securities                              553       2,152
     Investment Security Transactions                          3,947        (513)
     Gain on Loan Sales                                         (113)     (1,354)
     Gain on Disposal of Premises and Equipment                  (13)        (15)
     Gain on Disposal of Other Assets                            (27)       (222)
     Net Decrease (Increase) in Loans Held for Sale           (7,134)    120,289
     Increase  in Interest Receivable, Prepaid Expense,
           and Other Assets                                   (2,659)     (2,674)
     Increase in Interest Payable, Accrued
           Expenses and Other Liabilities                      1,927       1,264
                                                             ___________________
           Net cash Provided by Operating Activities          15,133     142,097

INVESTING ACTIVITIES:
   Net Increase in Federal Funds Sold and Interest
     Bearing Deposits with Other Banks                       (20,438)    (94,861)
   Proceeds from Maturities of Securities Held to Maturity    39,407     133,476
   Proceeds from Maturities of Securities Available for Sale      --          --
   Proceeds from Sales of Securities Available for Sale      183,626      51,151
   Purchases of Securities                                   (50,830)    (62,491)
   Purchase of Securities Available for Sale                (160,146)    (84,803)
   Net Increase in Lending Activities                        (93,127)   (116,967)
   Proceeds from Sale of Premises and Equipment                   22          31
   Proceeds from Sale of Other Assets                          2,189       1,714
   Purchases of Premises, Equipment, and Other Assets        (13,786)     (5,276)
   Acquisition of Banks                                         (100)       (198)
                                                             ___________________
           Net Cash Used in Investing Activities            (113,183)   (178,224)

FINANCING ACTIVITIES:
   Net Increase in Total Deposit                              17,440      54,333
   Net Increase (Decrease) in Short-Term Borrowings          147,103      (1,017)
   Cash Dividends                                             (5,180)     (3,984)
                                                             ___________________
           Net Cash Provided by Financing Activities         159,363      49,332
                                                             ___________________
           Increase  in Cash and Cash Equivalents             61,313      13,205

   Cash and Cash Equivalents at Beginning of Year            134,379     111,649
                                                             ___________________
           Cash and Cash Equivalents at End of June         $195,692    $124,854
                                                             ===================

                   National Bancorp of Alaska
         Notes to the Consolidated Financial Statements
                           (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the six-month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $9.9 million in the second quarter of 1995 compared to $8.9 million for the second quarter of 1994. Earnings per share were $1.24 as of June 30, 1995, up 11.7% from the $1.11 earned through June 30, 1994.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.57% for the six-month period ended June 30, 1995, compared to 1.68% for the six-month period ended June 30, 1994. The annualized return on average stockholders' equity was 11.50% for the first six months of 1995.

Net interest income increased $5,598,000 after the provision for loan loss recoveries during the first six months of 1995 compared to the same period during the previous year. The increase is due to a recovery of loan loss of $3.9 million, which was taken to income providing a net recovery for loan loss of $2.7 million. Interest on earning assets increased $8.7 million from the second quarter of 1994 to the second quarter of 1995, while interest expense increased $6.8 million as rates rose and funds shifted from core deposit categories to time certificates of deposits. Lending income and fees from mortgage activity were down compared to prior year as higher interest rates curtailed refinancing.

The provision for loan loss recoveries was $2,700,000 at June 30, 1995, compared to a provision for loan loss of $1,200,000 at June 30, 1994. The reserve for loan loss was 1.53% of outstanding loans at June 30, 1995 and 1.52% at June 30, 1994 and 1.57% at December 31, 1994. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 0.83% at June 30, 1995 from 1.25% at June 30, 1994, and decreased from 1.22% at December 31, 1994.

Non-interest income increased $686,000 for the second quarter from the same period in 1994. This increase is primarily due to reductions in security losses compared to the second quarter of 1994 and increases in income from deposit fees and credit card servicing related to higher activity levels. Non-interest expense increased by $1,172,000 over the second quarter one year ago. Travel expense increased $398,000 due to the acquisition of a corporate jet, and professional services increased $224,000 due to litigation. Expenses for occupancy and furniture and equipment increased a total $367,000 over the second quarter of 1994.

Material Changes in Financial Condition

Total assets at June 30, 1995, were $2,534,723,000 an increase of 11.6% or $263,860,000 from the same period one year earlier, and an increase of $190,045,000 or 8.1% from December 31, 1994. Investment securities have increased by $173 million over the second quarter of 1994. Loans and leases and loans held for sale have increased $59 million over the same period in 1994.

Total deposits have increased by $104,679,000 from June 30, 1994
and $17,340,000 from December 31, 1994.    As interest rates
increased, time certificates of deposit balances have increased as compared to balances in other interest bearing accounts composed of negotiable orders of withdrawal, savings, and money market savings. These accounts have decreased by $23,018,000, as compared to an increase in time deposits of $63,472,000 at June 30, 1995 over June 30, 1994.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $21 million from December 31, 1994, to $333.9 million at June 30, 1995. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                    June 30      December
                                                    31
                       Minimum    1995     1994     1994
 Tier 1 Risk Based        4%     17.64%   18.47%   18.57%
 Capital Ratio
 Total Risk Based         8      18.73    19.62    19.70
 Capital Ratio
 Leverage Ratio           4      13.55    13.93    13.20

                   PART II - OTHER INFORMATION


     Item 1:  Legal Proceedings

            Not applicable.

     Item 2:  Changes in Securities

            Not applicable.

     Item 3:  Defaults Upon Senior Securities

            Not applicable.

     Item 4:  Submission of Matters to a Vote of Security Holders

            Not applicable.

     Item 5:  Other Information

            Not applicable.

     Item 6:  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 Exhibit 27:  Financial Data Schedule

            (b)  Not applicable

                           SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NATIONAL BANCORP OF ALASKA, INC.





  August 14, 1995                     /s/Edward B. Rasmuson
___________________                   ________________________________
        Date                          Edward B. Rasmuson, Chairman
                                      of the Board


  August 14, 1995                     /s/Richard Strutz
___________________                   ________________________________
        Date                          Richard Strutz, President


  August 14, 1995                     /s/Gary Dalton
___________________                   ________________________________
        Date                          Gary Dalton, Executive Vice
                                      President and Controller
                                      (Principal Accounting Officer)