Form 10-Q
period 1995-09-30
NATIONAL BANCORP OF ALASKA INC
filed 1995-11-14
CIK 705356

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549


                                      FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended          	September 30, 1995

                                        OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from 	        			 to


Commission File Number 0-10769


                     				    National Bancorp of Alaska, Inc.
                (Exact name of registrant as specified in its charter)

              		Delaware		                               	92-0087646
     (State of other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

Northern Lights Boulevard and C Street, Anchorage, AK  99503
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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of November 8, 1995:    7,968,800

Table of Contents




                                                         											      Page

                                     PART I

Item 1   Financial Statements                                               	3

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


                                    PART II


Item 2   Changes in Securities	                                              9

Item 3   Defaults Upon Senior Securities                                    	9

Item 4   Submission of Matters to a Vote of Security Holders                	9

Item 5   Other Information                                                  	9

Item 6   Exhibits and Reports on Form 8-K                                   	9


ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                  	THREE MONTHS          NINE MONTHS
(In Thousands Except Statistics)               	ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                	                                 1995       1994      	1995       1994
INTEREST INCOME:
   Loans & Lease Financing Including Fees      	$34,073	   $29,819   	$97,879   	$87,463
   Balances with Banks	                              15         66        	34       	113
   Federal Funds Sold	                              103       	690	       159     	1,152
   Investment Securities Including Dividends
      U.S. Treasury Securities                   	3,454     	3,182    	10,493      7,612
      Obligations of Other U. S. Government
        Agencies and Corporation                 	5,711     	4,559    	17,273	    12,659
      Obligations of States & Political
        Subdivisions	                               215        	88	       656	       223
      Mortgage and Asset Backed Securities	       2,514	     2,211	     7,908	     6,544
      Other Securities	                           2,097  	     630 	    6,120	     2,730
         TOTAL INTEREST INCOME                  	48,182    	41,245   	140,522	   118,496

INTEREST EXPENSE:
   Deposits                                     	12,519	    10,195	    37,661  	  27,330
   Federal Funds Purchased & Securities Sold
     Under Agreement to Repurchase	               4,461	     2,648	    14,156	     6,962
   Other Purchased Funds	                             6	         4         16	        11
         TOTAL INTEREST EXPENSE	                 16,986   	 12,847  	  51,833	    34,303
         NET INTEREST INCOME                    	31,196    	28,398    	88,689    	84,193
   Provision for Loan Losses	                       600 	      600     (2,100)	    1,800
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES              	30,596    	27,798    	90,789	    82,393

OTHER INCOME:
   Trust Department Income                         	486       	521     	1,570	     1,483
   Service Charges on Deposit Accounts           	3,072     	2,799     	9,014 	    7,985
   Mortgage Loan Servicing Fees                  	1,964	     1,908	     5,916	     5,623
   Securities Transactions                         	115      	(231)   	(3,832)	      282
   Credit Card Service Fees	                      1,783	     1,648     	4,525	     4,170
   Other	                                         2,425	     2,224 	    6,788	     7,579
         TOTAL OTHER INCOME	                      9,845     	8,869    	23,981	    27,122

OTHER EXPENSE:
   Salaries                                      	9,311     	9,297    	27,631  	  28,093
   Profit Sharing & Other Employee Benefits      	2,772     	2,601     	7,951	     7,884
   Net Occupancy Expense of Bank Premises        	1,685	     1,874	     5,456	     5,257
   Furniture & Equipment Expense                 	1,933     	1,929   	  6,076	     5,864
   Other                                     	    6,587	     6,620	    21,559	    20,039
         TOTAL OTHER EXPENSE                    	22,288    	22,321    	68,673	    67,137

Income Before Income Taxes                      	18,153    	14,346    	46,097	    42,378
Applicable Income Taxes	                          6,402	     5,085  	  15,801	    14,912
         NET INCOME                            	$11,751   	$ 9,261   	$30,296	   $27,466

   Per Share Statistics
   Net Income                                    	$1.47     	$1.17     	$3.80	     $3.45

   Average Number of Shares Outstanding	      7,968,800 	7,968,800 	7,968,800	 7,968,800
     (See note to consolidated statements.)

CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                               	September 30   	  December 30
(In Thousands Except Statistics)	                              1995        1994 	      1994
ASSETS:
   Cash and Due from Banks                               	$  138,370 	$  149,311 	$  134,379
   Interest-Bearing Balances with Banks                        1,047  	    1,079	        195
   Federal Funds Sold	                                            --     	25,000	     10,000
   Investment Securities:
      Obligations of Other U. S. Government
        Agencies and Corporations	                           304,399    	345,675	    345,319
      Obligations of States and Political Subdivisions       	16,672     	11,406	     20,239
      Mortgage and Asset-Backed Securities                  	138,150    	162,691	    157,781
      Other Securities	                                      102,464	     22,013	     55,393
         Total Investment Securities                        	561,685	    541,785	    578,732
            (Market Value $563,203 in 1995)
   Securities Available for Sale	                            261,236	    277,379	    273,723
   Net Loans and Lease Financing	                          1,340,026  	1,251,500  	1,226,164
   Less Reserve for Possible Loan Losses               	     (20,605)	   (19,346)	   (19,226)
   Net loans and Lease Financing Less Reserves	            1,319,421  	1,232,154  	1,206,938
   Loans Held for Sale                                       	46,903     	27,277	     19,627

   Premises and Equipment                                    	62,297     	58,401      58,241
   Other Assets	                                              72,353	     60,642 	    62,843
          Total Assets                                 	  $2,463,312  $2,373,028 	$2,344,678

LIABILITIES AND SHAREHOLDERS EQUITY:
   Demand Deposits	                                       $  575,888 	$  561,703  $  522,285
   Interest-Bearing Deposits:
      NOW                                                   	151,474	    157,382	    163,088
      Savings	                                               300,375	    309,025	    304,164
      Money Market Savings	                                  287,338    	318,226	    326,386
      Time	                                                  463,035	    404,040	    431,698
         Total Interest-Bearing Deposits                 	 1,202,222 	 1,188,673	  1,225,336
         Total Deposits	                                   1,778,110	  1,750,376	  1,747,621

   Federal Funds Purchased                                    	3,347	      5,787	      1,757
   Securities Sold Under Agreement to Repurchase            	307,300	    280,332	    258,226
   Other Purchased Funds	                                      1,539	        737	      1,703
   Other Liabilities                                    	     30,560	     28,464	     22,599
         Total Liabilities                                	2,120,856  	2,065,696	  2,031,906

 Shareholders Equity
   Common Stock-$10 Par Value   1995         1994 	           80,000      80,000 	    80,000
     Shares Authorized       10,500,000   10,500,000
     Shares Outstanding       8,000,000    8,000,000
   Capital Surplus	                                           63,000    	 63,000 	    63,000
   Retained Earnings                                        	196,702    	167,907	    175,969
   Net Unrealized Holding Losses on
      Available-For-Sale Securities                           	3,180	     (3,149)	    (5,771)
         Less Treasury Stock at Cost
         31,200 Shares on September 30, 1995 	                  (426)	      (426)	      (426)
         and September 30, 1994
         Total  Shareholders Equity	                         342,456     307,332  	  312,772
         Total Liabilities and Shareholders Equity       	$2,463,312 	$2,373,028 	$2,344,678

   Per Share Statistics
   Net Book Value                                            	$42.97	     $38.57 	    $39.25
   (See note to consolidated statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Nine Months Ended September 30                	1995      	1994
OPERATING ACTIVITIES:
   Net Income                                              $ 30,296  	$ 27,466
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
      Provision for Loan Losses                             	(2,100)    	1,800
      Deferred Taxes                                        	(1,188)     	(826)
      Depreciation and Amortization                          	5,064     	4,761
      Amortization (Accretion) on Securities	                   567 	    3,264
      Investment Security Transactions	                       3,832  	    (282)
      Gain on Loan Sales	                                      (120)   	(1,503)
      Loss (Gain) on Disposal of Premises and Equipment	        (15)	       81
      Loss (Gain) on Disposal of Other Assets                  	(72)     	(216)
      Net Decrease (Increase) in Loans Held for Sale       	(27,111)  	138,407
      Decrease (Increase)  in Interest Receivable,
      Prepaid Expense, and Other Assets	                     (2,150)   	(3,192)
      Increase (Decrease) in Interest Payable, Accrued
        Expenses and Other Liabilities	                       5,776      1,369

           Net cash Provided by Operating Activities        	12,779   	171,129

INVESTING ACTIVITIES:
   Net Decrease  in Federal Funds Sold and Interest
     Bearing Deposits with Other Banks                       	9,148    	(5,294)
   Proceeds from Maturities of Securities Held to Maturity	  67,580   	160,505
   Proceeds from Sales of Securities	                            --        	--
   Proceeds from Sales of Securities Available for Sale	    183,626    	62,740
   Purchases of Securities Held to Maturity	                (50,997) 	(219,624)
   Purchase of Securities Available For Sale	              (160,146) 	(140,582)
   Net Increase in Lending Activities	                     (111,613) 	(125,715)
   Proceeds from Sale of Premises and Equipment                 	24       	498
   Proceeds from Sale of Other Assets	                        5,189     	2,293
   Purchases of Premises, Equipment, and Other Assets	      (24,221)  	(11,130)
   Acquisition of Banks	                                       (100) 	 (10,040)

           Net Cash Used by Investing Activities	           (81,510) 	(286,349)

FINANCING ACTIVITIES:
   Net Increase in Total Deposit                            	30,589   	156,687
   Net Increase (Decrease) in Short-Term Borrowings	         50,500 	    2,172
   Cash Dividends	                                           (8,367)	   (5,977)

           Net Cash Provided by Financing Activities    	    72,722  	 152,882

           Decrease  in Cash and Cash Equivalents	            3,991    	37,662

   Cash and Cash Equivalents at Beginning of Year	          134,379 	  111,649

           Cash and Cash Equivalents at End of September  	$138,370  	$149,311


National Bancorp of Alaska
Notes to the Consolidated Financial Statements
(Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the nine-month period ended
September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $11.7 million in the third quarter of 1995 compared to $9.3 million for the third quarter of 1994. Earnings per share were $1.47 for the third quarter 1995, up 25.6% from the $1.17 earned in the third quarter of 1994.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.67% for the nine-month period ended September 30, 1995, compared to 1.59% for the nine-month period ended September 30, 1994. The annualized return on average stockholders' equity was 12.26% for the first nine months of 1995.

Net interest income increased $8,396,000 after the provision for loan loss recoveries during the first nine months of 1995 compared to the same period during the previous year. The increase is due to a recovery of loan loss of $3.9 million, which was taken to income providing a net recovery for loan loss of $2.1 million. Interest on earning assets increased $6.9 million from the third quarter of 1994 to the third quarter of 1995, while interest expense increased $4.1 million as rates rose and funds shifted from core deposit categories to time certificates of deposits.

The provision for loan loss recoveries was $2,100,000 at September 30, 1995, compared to a provision for loan loss of $1,800,000 at September 30, 1994. The reserve for loan loss was 1.54% of outstanding loans at September 30, 1995 and 1.55% at September 30, 1994 and 1.57% at December 31, 1994. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 0.90% at September 30, 1995 from 1.42% at September 30, 1994, and decreased from 1.22% at December 31, 1994.

Non-interest income increased $976,000 for the third quarter from the same period in 1994. This increase is primarily due to reductions in security losses compared to the second quarter of 1994 and increases in income from deposit fees and credit card servicing related to higher activity levels. Non-interest expense decreased by $33,000 over the third quarter one year ago. FDIC insurance expese decreased $989,000 over the same quarter of 1994 as rate were lowered. Travel expense increased $211,000 due to the acquisition of a corporate jet, and professional services increased $98,000 due to litigation. Profit sharing, supplies expense and computer processing expense also increased compared to the third quarter of 1994.

Material Changes in Financial Condition

Total assets at September 30, 1995, were $2,463,312,000 an increase of 3.8% or $90,284,000 from the same period one year earlier, and an increase of $118,634,000 or 5.1% from December 31, 1994. Investment securities have increased by $20 million over the third quarter of 1994. Loans and leases and loans held for sale have increased $108 million over the same period in 1994.

Total deposits have increased by $27,734,000 from September 30, 1994 and
$30,489,000 from December 31, 1994.    As interest rates increased, time
certificates of deposit balances have increased as compared to balances in other interest bearing accounts composed of negotiable orders of withdrawal, savings, and money market savings. These accounts have decreased by $45,446,000, as compared to an increase in time deposits of $58,995,000 at September 30, 1995 over September 30, 1994.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $30 million from December 31, 1994, to $342.5 million at September 30, 1995. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                           		September 30  	December 31
	                                Minimum    	1995    	1994    	1994
Tier 1 Risk Based Capital Ratio    	4%	     17.97%	  18.13%  	18.57%
Total Risk Based Capital Ratio     	8      	19.07   	19.27   	19.70
Leverage Ratio                     	4   	   13.73   	13.26   	13.20

PART II - OTHER INFORMATION


	Item 1:	Legal Proceedings

       		Not applicable.

	Item 2:	Changes in Securities

       		Not applicable.

	Item 3:	Defaults Upon Senior Securities

       		Not applicable.

	Item 4:	Submission of Matters to a Vote of Security Holders

       		Not applicable.

	Item 5:	Other Information

       		Not applicable.

	Item 6:	Exhibits and Reports on Form 8-K

       		a.  Exhibits
             Exhibit 27  Financial Data Schedule

         b.  Form 8-K
             Not applicable

                                SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					NATIONAL BANCORP OF ALASKA, INC.


           November 10, 1995         /s/Richard Strutz
          ____________________      	_________________________________
                		Date		            	Richard Strutz, President


            November 10, 1995        /s/Gary Dalton
          ____________________      	_________________________________
	                	Date 		           	Gary Dalton, Executive Vice
                                     President	and Controller
                                     (Principal Accounting Officer)