Form 10-K
period 1995-12-31
NATIONAL BANCORP OF ALASKA INC
filed 1996-03-28
CIK 705356

       Cover Form

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ x ]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [Fee Required]

For the fiscal year ended            December 31, 1995

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required]

For the transition period from                     to

Commission file number      0-10769

                    NATIONAL BANCORP OF ALASKA, INC.
                    (Exact name of registrant as specified in its charter)

  Delaware                                   92-0087646
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

  301 West Northern Lights Boulevard/P.O. Box 100600
  Anchorage, Alaska                                    99510-0600
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (907) 276-1132

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $10 par value
                              (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X      No

Aggregate market value of common stock held by nonaffiliates of National Bancorp of Alaska, Inc., based on the closing bid price of the stock at February 23, 1996: $197,918,748.

The registrant has one class of common stock, $10 par value. Numbers of shares outstanding at February 23, 1996: 7,968,800.

                      Documents Incorporated By Reference

Documents                         Parts of Form 10-K into which incorporated
1995 Annual Report to Shareholders                Part I and II
Proxy Statement for the March 19, 1996
Annual Meeting of Shareholders                    Part III
Form S-14, File No. 2-78795 for August 11, 1982   Part IV

                               Table of Contents

                                    Part I

                                                                       Page

Item 1  Business.............................................................2

Item 2  Properties...........................................................9

Item 3  Legal Proceedings....................................................9

Item 4  Submission of Matters to a Vote of Security Holders..................9

                                    Part II

Item 5  Market for the Registrant's Common Equity and Related Stockholder
        Matters..............................................................10

Item 6  Selected Financial Data..............................................10

Item 7  Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................10

Item 8  Financial Statements and Supplementary Data..........................12

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..................................13

                                   Part III

Item 10 Directors and Executive Officers of the Registrant...................14

Item 11 Executive Compensation...............................................15

Item 12 Security Ownership of Certain Beneficial Owners and Management.......15

Item 13 Certain Relationships and Related Transactions.......................15

                                    Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....16

                                    PART I

ITEM 1.  BUSINESS.

National Bancorp of Alaska, Inc. (the Corporation) is a Delaware corporation organized on June 21, 1982, and registered as a Bank holding company under the Bank Holding Company Act of 1956.

The Corporation's principal asset is its investment in National Bank of Alaska (the Bank), a wholly-owned subsidiary. Through its subsidiary, the Corporation engages in commercial banking and trust activities.

For additional information concerning the business of National Bancorp of Alaska, Inc. and its subsidiaries, see pages 2 through 20 of National Bancorp of Alaska, Inc.'s 1995 Annual Report to Shareholders (Annual Report), which is incorporated in this Item 1 by reference.

The Bank

The Bank was established as a state-chartered bank in 1916 and converted to a national banking association in 1950.

General Banking Services

The Bank engages in general banking business offering checking accounts, savings accounts, money market accounts, Time Certificates of Deposit, securities sold under agreements to repurchase, Individual Retirement Accounts, commercial loans, home equity loans, unsecured lines of credit, consumer loans, construction and mortgage loans, lease financing, safe deposit services, night depositories, Visa credit cards (Classic and Gold), walk-up and drive-in banking with an international automated teller machine network and other services incidental to serving the banking needs of individuals, corporations, government and quasi-government bodies.

As of December 31, 1995, the Bank's banking operations are conducted from 52 banking offices and 48 electronic branches located throughout the state of Alaska, including 15 offices and 19 electronic branches in Anchorage.

Trust Services

The Bank's Trust Department offers services to individuals and corporations throughout Alaska including estate planning, settlement of estates, administration of living and testamentary trusts, management of investment agency accounts, custodianships, and administration of employee benefit trusts. The Bank had trust assets of approximately $804 million under its supervision as of December 31, 1995.

International Banking

The Bank's International Department offers customer services in connection with international business. The Department maintains correspondent relationships with banks located in certain world trade centers, including Tokyo and New York. Transactions handled by this Department include cable, wire, and mail transfers of funds, negotiating and advancing funds under export Letters of Credit, buying and selling foreign currencies, handling collection from foreign banks, and financing imports and exports.

An Edge Act subsidiary, National Bank of Alaska International Banking, Corp., has a branch located in Seattle, Washington with its head office in Anchorage, Alaska.

Competition

The Bank competes actively with national and state banks and other financial institutions, including savings and loan associations, savings banks, brokerage houses, money market funds, and credit unions located both in Alaska and other states. The bank maintains a competitive position by providing convenient service in the branch network located throughout the state and by competitive pricing of the products mentioned above.

Alaska allows out-of-state bank holding companies to acquire banks and domestic bank holding companies located in Alaska. The law does not require reciprocal provisions by the home state of out-of-state bank holding companies.
Management is of the opinion that to the extent that out-of-state bank holding companies enter the Alaskan market, the Corporation may encounter intensified competition.

Employment

The Bank employs approximately 1,101 people. Management considers employment relations to be good. None of the Bank's employees are covered by a collective bargaining agreement.

SUPERVISION AND REGULATION

National Bancorp of Alaska, Inc. is a bank holding company subject to regulation under the Bank Holding Company Act of 1956. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding the business operations of itself and its subsidiaries and is also subject to examination by the Federal Reserve Board. A bank holding company must obtain Federal Reserve Board approval prior to acquiring, directly and indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company and its subsidiaries are prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company's banking subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the bank is located. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or service from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure soundness of credit extended.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities, the Federal Reserve Board considers a number of factors, including the benefit to the public such as greater convenience, increased competition, conflicts of interest, or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through acquisition of a going concern.

Alaska law permits bank holding companies to acquire and own all or any portion of the voting securities or other capital stock of, or all or substantially all of the assets of, one or more banks or bank holding companies unless the bank is a state or national bank conducting a banking business in Alaska that commenced the business of banking in Alaska on or after July 1, 1982, and that has not been in existence and continuously operating in Alaska for three years or more. It is permissible under Alaska state law for out-of-state bank holding companies to acquire banks and domestic bank holding companies located in Alaska.

The banking laws of Alaska permit banks located in the state to establish branches throughout the state.

The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currently
(OCC).  The Bank is also a member of the Federal Deposit Insurance Corporation
(FDIC), which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory assessment and is subject to the rules and regulations of the FDIC. The Corporation is an "affiliate" of the Bank, which imposes restrictions on loans by the Bank to the Corporation, on investments by the Bank in the stock or securities of the Corporation and on the use of such stock or securities as collateral security for loans by the Bank to any borrower. The Corporation is also subject to certain restrictions with respect to engaging in the business of issuing, flotation, underwriting, public sale and distribution of securities.

The ability of the Corporation to pay dividends will largely depend upon the amount of dividends declared by the Bank and any subsequently acquired companies. Approval of the OCC will be required for any dividend to the Corporation by the Bank, if the total of all dividends, including any proposed dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In the event that the Bank were to experience either significant loan losses or rapid growth of loans or deposits, the Corporation, as the sole stockholder, could be compelled by bank regulatory authorities to invest additional capital.

Statistical Disclosure

The information as required by the Securities and Exchange Commission's Guide 3
- Statistical Disclosure by Bank Holding Companies is incorporated herein by reference to the Registrant's 1995 Annual Report to Shareholders.


        Description                                              Annual Report
                                                                  Page Numbers

I.  Distribution of Assets, Liabilities and Stockholders'
     Equity; Interest Rate and Interest Differential:

      A. and B.  Average Balance Sheet Combined with an
                 Analysis of Net Interest Earnings.......................46-47

      C.         Analysis of Changes in Net Interest
                 Income due to rate and volume...........................47

II.   Investment Portfolio:

      A.         Book Value of Investments...............................40

      B.         Weighted Average Yield..................................40

III.  Loan Portfolio:

      A.         Types of Loans for Each Reported Period.................41

      B.         Maturities and Sensitivity to Changes in
                 Interest Rates..........................................41

      C.         Risk Elements...........................................42

IV.   Summary of Loan Loss Experience:

      A.         Analysis of Allowances for Loan
                 Loss Experience.........................................43

V.    Deposits:

      A.         Average Balance by Type.................................44

      B.         Large TCD Maturities - Over $100,000....................41

VI.   Return on Equity and Assets
      Selected Ratios for Each Reported Period...........................45

VII.  Short-Term Borrowings..............................................44

Schedules Included Herein

III.  Loan Portfolio

      C.   Risk Elements.

Potential Problem Loans

At December 31, 1995, an additional $17,082,000 in loans are being closely monitored by management. These loans are not included in any category of non-performing loans. However, management has concern about the borrowers' abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

Foreign Outstandings

There were no foreign outstandings to individual countries as of December 31, 1995.

IV.  Summary of Loan Loss Experience:

     B.  Allocation of the Allowance for Loan Losses:

                                                    Allocation of Reserves
                                                      To Loan Categories
                         Loan Category As a %    % of Total      Amount of
                            of Total Loans        Reserve     Reserves(000's)
December 31, 1995
Commercial and Industrial      35.5%                2.2%          $468
Real Estate Construction        1.9                   -              3
Real Estate Long-Term          31.9                 1.2            267
Installment                    25.0                15.3          3,288
Nontaxable                      4.8                 0.4             81
Lease Financing                 0.9                   -              -
Unallocated                       -                80.9         17,422
                              -----------------------------------------
                              100.0%              100.0%       $21,529

December 31, 1994
Commercial and Industrial      35.9%                5.4%        $1,035
Real Estate Construction        1.8                 0.9            165
Real Estate Long-Term          33.9                 2.3            442
Installment                    22.1                13.8          2,664
Nontaxable                      5.5                 0.8            152
Lease Financing                 0.8                   -              -
Unallocated                       -                76.8         14,768
                              -----------------------------------------
                              100.0%              100.0%       $19,226

December 31, 1993
Commercial and Industrial      37.9%               21.3%        $3,704
Real Estate Construction        2.6                 0.2             35
Real Estate Long-Term          33.9                13.0          2,271
Installment                    18.2                 6.9          1,195
Nontaxable                      6.5                 3.4            587
Lease Financing                 0.9                   -              -
Unallocated                       -                55.2          9,616
                              -----------------------------------------
                              100.0%              100.0%       $17,408

December 31, 1992
Commercial and Industrial      44.5%               21.3%        $4,547
Real Estate Construction        2.0                 1.3            269
Real Estate Long-Term          26.3                 5.5          1,183
Installment                    17.6                 5.2          1,103
Nontaxable                      8.8                 3.8            807
Lease Financing                 0.8                   -              -
Unallocated                       -                62.9         13,429
                              -----------------------------------------
                              100.0%              100.0%       $21,338

December 31, 1991
Commercial and Industrial      46.7%               20.3%        $4,314
Real Estate Construction        4.3                 2.8            589
Real Estate Long-Term          24.4                 4.4            947
Installment                    14.7                 2.7            572
Nontaxable                      8.8                 4.0            848
Lease Financing                 1.1                 -                -
Unallocated                     -                  65.8         14,014
                              -----------------------------------------
                              100.0%              100.0%       $21,284
                                      -8-

ITEM 2.  PROPERTIES

The Bank's main banking office is at its headquarters building, which is located at Northern Lights Boulevard and C Street, Anchorage, Alaska.

In addition to its headquarters building, the Bank owns 39 of its banking offices (including four which are subject to ground leases) and leases 61 other banking offices under agreements expiring between 1996 and 2031.

ITEM 3.  LEGAL PROCEEDINGS

For information concerning legal proceedings, see Note 10 of "Notes to Financial Statements" at page 32 of the Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

For information concerning market for the registrant's common equity and related stockholder matters, reference is made to page 48 of the Annual Report, which is incorporated herein by reference.

The above-referenced schedule shows the high and low bid quotations of the Corporation's stock as reported by the National Association of Securities Dealers Automated Quotations System (NASDAQ). National Bancorp of Alaska, Inc. common stock is traded in the over-the-counter market. Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

The Corporation has engaged Salomon Brothers, Inc. for financial advisory and investment banking services.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data for the prior ten years is incorporated herein by reference on pages 22-23 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

For management's discussion and analysis of financial condition and results of operations see "Management Discussion and Analysis" at pages 38 through 47, and the Chairman's message to shareholders on inside cover of the Annual Report, which are incorporated herein by reference.

Capital Resources

The Federal Reserve Board has standards for measuring capital adequacy based on "risk-adjusted" assets. As of December 31, 1992, banks and bank holding companies are expected to meet target risk-based capital ratio of 8.00%. Effective September 7, 1990, the Federal Reserve Board implemented regulations that establish a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The table below illustrates the Corporation's regulatory capital ratios as of December 31:

                                           1995     1994
Tier 1 Capital                          $343,954    $314,243
Tier 2 Capital                            21,529      19,226
                                        --------------------
   Total Qualifying Capital             $365,483    $333,469
                                        ====================
Risk Adjusted Total Assets (including
 off-balance sheet exposure)          $1,869,720  $1,692,316
                                      ======================
Total Risk-Based Capital Ratio             19.55%     19.70%
                                           =================
Leverage Ratio                             13.90%     13.20%
                                           =================

Interest Rate Sensitivity Analysis
December 31, 1995
(In Thousands)

                           1-90 days    90-365               Over 5   Total int.   Non int.   Total
                                          days  1-5 years     years     bearing    bearing  Assets
Investment securities        55,273     107,244   370,157    20,727    553,401              553,401
Securities available for sale30,162      25,140   195,497    22,592    273,391              273,391
Interest-bearing balances
  with banks                  1,293                                      1,293                1,293
Federal funds sold and
  securities purchased
  under agreement to resell       -
Loans and leases            546,188      56,014   422,070   302,568  1,326,840            1,326,840
Loans held for sale                                          33,099     33,099               33,099
Other assets                                                                     262,897    262,897
                          -------------------------------------------------------------------------
Total Assets                632,916     188,398   987,724   378,986  2,188,024   262,897  2,450,921
                          =========================================================================

Deposits                  1,003,114     160,085    37,568            1,200,767   539,714  1,740,481
Funds purchased             297,406      29,223       911              327,540              327,540
Other liabilities                                                                 32,580     32,580
Equity capital                                                                   350,320    350,320
                          -------------------------------------------------------------------------
Total Liabilities and
 Shareholder's Equity     1,300,520     189,308    38,479         -  1,528,307   922,614  2,450,921
                          =========================================================================

Interest Sensitivity Gap   (667,604)       (910)  949,245   378,986    659,717  (659,717)
Cumulative Gap                         (668,514)  280,731   659,717
Ratio of Interest Sensitive
   Assets to Interest
    Sensitive Liabilities      0.49        1.00     25.67         -
Cumulative Ratio               0.49        0.55      1.18      1.43

Management monitors the asset and liability position closely. As market and business conditon change, asset and liability positions and pricing structures are adjusted to control the risks associated with interest rate movement and to generate a stable growth in net interest income. The table above reflects the contractual repricing dates for interest sensitive assets and liabilities. Interest bearing demand and savings accounts with no stated maturity totaling $743,653,000 are included in the 1 to 90-day category. These deposits reprice at management's discretion and have normally repriced less frequently than those products indexed to market rates. Due to the continuing policy of analyzing rate sensitivity, management believes National Bancorp of Alaska is reasonably well positioned for subsequent rate movements.

Nonperforming Assets

Other real estate owned decreased from $4.3 million at December 31, 1994 to $3.1 million at December 31, 1995. During 1995, nonaccrual loans totaling $0.4 million were transferred to other real estate owned. Assets with a book value of $2.2 million were sold. Restructured loans decreased from $1.7 million at December 31, 1994 to $0.3 million at December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of independent auditors and the consolidated financial statements and notes to consolidated financial statements on pages 24 through 37 of the Annual Report are incorporated herein by reference.

The quarterly financial data on page 48 of the Annual Report is incorporated herein by reference.


ITEM 9. CHANGE IN ACCOUNTANTS

Not Applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information concerning directors and executive officers of National Bancorp of Alaska, Inc., see "Election of Directors" at pages 2 through 5 of the Proxy Statement for the March 19, 1996, Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table sets forth the executive officers of the Bank, all of whom serve at the discretion of the Board, their ages and their positions with the
Bank:



                                                                Served as an
                      Positions and Offices Currently Held   Executive Officer
Name               Age               with Bank                      Since

Donald L. Mellish   68     Chairman of the Executive Committee       1964
Edward B. Rasmuson  55     Chairman of the Board of Directors        1972
Richard Strutz      45     President                                 1985
Kathleen Soderberg  47     Executive Vice President and Treasurer    1982
B. John Shipe       46     Executive Vice President                  1984
Gary Dalton         41     Executive Vice President                  1988

ITEM 11.  EXECUTIVE COMPENSATION.

Reference is made to pages 5 through 9 of the Proxy Statement for the March 19, 1996, Annual Meeting of Shareholders, which is incorporated herein by reference for information concerning management remuneration and transactions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

For information concerning the Corporation's security ownership by certain beneficial owners and management, reference is made to pages 1 through 9 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see page 10 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          FORM 8-K

  (a)  The following documents are filed as part of the report:

       1.  Financial Statements

           The following consolidated financial statements of National Bancorp of Alaska, Inc. and its subsidiaries and report of independent auditors are incorporated in Item 8 by reference from the 1995 Annual Report to Shareholders. Page number references are to the Annual Report:

           National Bancorp of Alaska and subsidiaries:          Page

           Consolidated Statements of Condition
           December 31, 1995 and 1994.............................25

           Consolidated Statements of Income
           Years ended December 31, 1995, 1994, and 1993..........24

           Consolidated Statements of Cash Flows
           Years ended December 31, 1995, 1994, and 1993..........26

           Consolidated Statements of Changes in Shareholders'
           Equity Years ended December 31, 1995, 1994, and 1993...27

           Notes to Consolidated Financial Statements.............27-36

           Report of Independent Auditors.........................37

       2.  Financial Statement Schedules

           All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

       3.  Exhibits

       (3) Articles of incorporation and bylaws are incorporated herein by reference to Exhibit (3) to Registration on Form S-14, File No. 2-78795 dated August 11, 1982.

    (4) Instruments defining the rights of security holders - specimen of stock certificate to be issued by the Registrant (as amended to date) is incorporated herein by reference to Exhibit (4) to Registration on Form S-14, File No. 2-78795 dated August 11, 1982.

    (13)   Annual Report to shareholders for the year ended December 31, 1995.

    (21)   Subsidiaries of the registrant are as follows:

                     Business Name               State Incorporated

          National Bank of Alaska and
          subsidiaries                                 Alaska

               National Bank of Alaska Leasing
               Corporation                             Alaska

               NBA Advertising, Inc.                   Alaska

               National Bank of Alaska
               International Banking Corporation     Washington

               Alaska Bankcard Center, Inc.            Alaska

               NBA Mortgage Corporation              Delaware

               Northland Credit Corporation            Alaska

          NB Aviation, Inc.                          Delaware

     (22) There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

     (27) Financial Data Schedule

  (b)     Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

  (c)     Exhibits - See list of exhibits set forth above at Item 14(a)3.

  (d)     Financial Statement Schedules

          Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14(a)2.

Report of independent auditors for Form 10-K for the year ended December 31, 1995, is incorporated herein by reference in Item 14(a)1.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANCORP OF ALASKA, INC.

March 19, 1996                By   /s/Edward B. Rasmuson
Date                               Edward B. Rasmuson, Chairman of
                                   the Board and Director (Principal
                                   Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 19, 1996                     /s/Edward B. Rasmuson
Date                               Edward B. Rasmuson, Chairman of
                                   the Board and Director (Principal
                                   Executive Officer)

March 19, 1996                     /s/Richard Strutz
Date                               Richard Strutz, President and
                                   Director (Principal Financial Officer)

March 19, 1996                     /s/Gary Dalton
Date                               Gary Dalton, Senior Vice President
                                   (Principal Accounting Officer)

March 19, 1996                     /s/Gary M. Baugh
Date                               Gary M. Baugh, Director

March 19, 1996                     /s/Carl F. Brady, Jr.
Date                               Carl F. Brady, Jr., Director

March 19, 1996                     /s/Alec W. Brindle
Date                               Alec W. Brindle, Director

March 19, 1996                     /s/Sharon Burrell
Date                               Sharon Burrell, Director

March 19, 1996                     /s/James O. Campbell
Date                               James O. Campbell, Director

March 19, 1996                     /s/Jeffrey J. Cook
Date                               Jeffrey J. Cook, Director

March 19, 1996                     /s/Patrick S. Cowan
Date                               Patrick S. Cowan, Director

March 19, 1996                     /s/Roy Huhndorf
Date                               Roy Huhndorf, Director

March 19, 1996                     /s/James H. Jansen
Date                               James H. Jansen, Director

March 19, 1996                     /s/Donald L. Mellish
Date                               Donald L. Mellish, Director

March 19, 1996                     /s/Tennys B. Owens
Date                               Tennys B. Owens, Director

March 19, 1996                     /s/Eugene A. Parrish
Date                               Eugene a. Parrish, Director

March 19, 1996                     /s/Michael Pate,
Date                               Michael Pate, Director

March 19, 1996                     /s/Martin R. Pihl,
Date                               Michael Pate, Director

March 19, 1996                By   /s/Edward F. Randolph
Date                               Edward F. Randolph, Director

March 19, 1996                By   /s/Major General John Schaeffer
Date                               Major General John Schaefer(Ret.)
                                     Director

March 19, 1996                By   /s/Michael K. Snowden
Date                               Michael K. Snowden, Director

March 19, 1996                By   /s/George S. Suddock
Date                               George S. Suddock, Director

March 19, 1996                By   /s/Richard A. Wien
Date                               Richard A. Wien, Director