Form 10-Q
period 1996-03-31
NATIONAL BANCORP OF ALASKA INC
filed 1996-05-14
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1996

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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of May 10, 1996:    7,968,800

                               Table of Contents

                                                       Page

                     Part I

Item 1  Financial Statements........................................3

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results of Operations............7

                     Part II

Item 1  Legal Proceedings...........................................9

Item 2  Changes in Securities.......................................9

Item 3  Defaults Upon Senior Securities.............................9

Item 4  Submission of Matters to a Vote of Security Holders.........9

Item 5  Other Information...........................................9

Item 6  Exhibits and Reports on Form 8-K............................9

ITEM 1.  FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In Thousands Except Statistics) Three Months Ended March 31
                                                        1996           1995
INTEREST INCOME:
  Loans & Lease Financing Including Fee              $33,579        $30,686
  Balances with Banks                                     10              9
  Federal Funds Sold                                       -             17
  Investment Securities Including Dividends
     U.S. Treasury Securities                          3,253          3,603
     Obligations of Other U. S. Government
        Agencies and Corporation                       5,584          5,591
     Obligations of States & Political
        Subdivisions                                      93            221
     Mortgage and Asset-Backed Securities              2,407          2,720
     Other Securities                                  2,036          1,806
                                                     -------        -------
         TOTAL INTEREST INCOME                        46,962         44,653

INTEREST EXPENSE:
  Deposits                                            11,690         12,583
  Federal Funds Purchased & Securities Sold
     Under Agreement to Repurchase                     4,235          4,250
  Other Purchased Funds                                5              5
                                                     -------        -------
         TOTAL INTEREST EXPENSE                       15,930         16,838
                                                     -------        -------
         NET INTEREST INCOME                          31,032         27,815
  Provision for Loan Losses                              750         (3,300)
                                                     -------        -------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                    30,282         31,115

OTHER INCOME:
  Trust Department Income                                501            504
  Service Charges on Deposit Accounts                  3,039          2,897
  Mortgage Loan Servicing Fees                         2,016          1,951
  Securities Transactions                                  -         (3,947)
  Credit Card Service Fees                             1,314          1,164
  Other                                                2,378          2,178
                                                     -------        -------
         TOTAL OTHER INCOME                            9,248          4,747

OTHER EXPENSE:
  Salaries                                             9,468          9,098
  Profit Sharing & Other Employee Benefits             2,891          2,524
  Net Occupancy Expense of Bank Premises               1,872          1,919
  Furniture & Equipment Expense                        2,058          2,003
  Other                                                6,815          7,317
                                                     -------        -------
         TOTAL OTHER EXPENSE                          23,104         22,861

Income Before Income Taxes                            16,426         13,001
Applicable Income Taxes                                5,801          4,358
                                                     -------         ------
         NET INCOME                                  $10,625        $ 8,643
                                                     =======        =======
    Per Share Statistics
    Net Income                                       $  1.33        $  1.08
                                                      ======         ======
   Average Number of Shares Outstanding            7,968,800      7,968,800
   (See note to consolidated statements.)

               CONSOLIDATED STATEMENT OF CONDITION  (Unaudited)

                                                      March 31               December 31
(In Thousands Except Statistics)                           1996       1995       1995
ASSETS:                                                    ----       ----       ----
   Cash and Due from Banks                              $ 130,096  $ 128,374  $ 149,307
   Interest-Bearing Balances with Banks                     1,080        826      1,293
   Federal Funds Sold                                          --         --         --
   Investment Securities:
      Obligations of Other U. S. Government
        Agencies and Corporations                         289,376    335,414    303,304
      Obligations of States and Political Subdivisions      8,365     19,759      9,008
      Mortgage and Asset-Backed Securities                130,072    155,016    138,498
      Other Securities                                    102,798    102,192    102,591
                                                        ---------  ---------  ---------
      Total Investment Securities                         530,611    612,381    553,401
        (Market Value $601,611 in 1995)
   Securities Available for Sale                          250,933    255,232    273,391
   Net Loans and Lease Financing                        1,356,451  1,270,900  1,326,840
      Less Reserve for Possible Loan Losses               (21,389)   (19,476)   (21,529)
                                                        ---------  ---------  ---------
      Net Loans and Lease Financing Less Reserves       1,335,062  1,251,424  1,305,311

   Loans Held for Sale                                     72,652     26,369     33,099

   Premises and Equipment                                  65,843     60,526     62,217
   Other Assets                                            78,063     64,059     72,902
                                                        ---------  ---------  ---------
            Total Assets                               $2,464,340 $2,399,191 $2,450,921
                                                        =========  =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Demand Deposits                                     $  511,378 $  476,883 $  539,714
   Interest-Bearing Deposits:
      NOW                                                 143,180    143,522    148,896
      Savings                                             296,129    294,725    303,432
      Money Market Savings                                293,012    294,649    291,325
      Time                                                459,766    461,597    457,114
                                                        ---------  ---------  ---------
            Total Interest-Bearing Deposits             1,192,087  1,194,493  1,200,767
                                                        ---------  ---------  ---------
            Total Deposits                              1,703,465  1,671,376  1,740,481

   Federal Funds Purchased                                 65,452     46,049     42,812
   Securities Sold Under Agreement to Repurchase          303,826    327,903    283,047
   Other Purchased Funds                                    1,480      1,540      1,681
   Other Liabilities                                       34,703     28,576     32,580
                                                        ---------  ---------  ---------
            Total Liabilities                           2,108,926  2,075,444  2,100,601

   Shareholders' Equity
      Common Stock - $10 Par Value   1996        1995      80,000     80,000     80,000
         Shares Authorized       10,500,000  10,500,000
         Shares Outstanding       8,000,000   8,000,000
      Surplus                                              63,000     63,000     63,000
      Undivided Profits                                   210,343    181,425    203,702
      Net Unrealized Holding Gains(Losses) on
        Available-for-Sale Securitie s                      2,497       (252)     4,044
      Less Treasury Stock at Cost
        31,200 Shares on March 31, 1996
        and on March 31, 1995                                (426)      (426)      (426)
                                                        ---------  ---------  ---------
         Total  Shareholders' Equity                      355,414    323,747    350,320
                                                        ---------  ---------  ---------
            Total Liabilities and Shareholders Equity  $2,464,340 $2,399,191 $2,450,921
                                                        =========  =========  =========
Per Share Statistics
Net Book Value                                             $44.60     $40.63     $43.96
                                                            =====      =====
(See note to consolidated statements.)

       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Three Months Ended March 31                   1996        1995

OPERATING ACTIVITIES:
  Net Income                                             $   10,625   $   8,643
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                   750      (3,300)
    Deferred Taxes                                             (499)        (92)
    Depreciation and Amortization                             1,804       1,627
    Net amortization on Securities                             (366)        576
    Investment Security Transactions                             --       3,947
    Gain on Loan Sales                                         (116)        (23)
    Gain on Disposal of Premises and Equipment                  (12)         (4)
    Loss (Gain) on Sale of Other Assets                         119         (34)
    Net Increase in Loans Held for Sale                     (39,436)     (6,674)
    Decrease in Interest Receivable, Prepaid Expense,
      and Other Assets                                        1,547         732
    Increase in Interest Payable, Accrued
      Expenses and Other Liabilities                          2,012       3,645
                                                             -------     ------
        Net Cash Provided by (Used in) Operating Activities (26,666)      9,043

INVESTING ACTIVITIES:
   Net Decrease  in Federal Funds Sold, and Interest
     Bearing Deposits with Other Banks                          213       9,369
   Proceeds from Maturities of Securities Held to Maturity   28,226      16,220
   Proceeds from Maturities of Securities Available for Sale 20,000          --
   Proceeds from Sales of Securities Available for Sale          --     183,626
   Purchases of Securities Held to Maturity                  (5,212)    (50,106)
   Purchases of Securities Available for Sale                    --    (160,146)
   Net Decrease (Increase) in Lending Activities            (30,502)    (42,155)
   Proceeds from Sales of Premises and Equipment                 13           5
   Proceeds from Sale of Other Assets                           532       1,103
   Purchases of Premises, Equipment, and Other Assets        (8,033)     (9,670)
                                                            -------     -------
        Net Cash Provided by (Used in) Investing Activities   5,237     (51,754)

FINANCING ACTIVITIES:
   Net Decrease in Total Deposit                            (37,016)    (75,108)
   Net Increase in Short-Term Borrowings                     42,218     113,806
   Cash Dividends                                            (3,984)     (1,992)
                                                            -------     -------
         Net Cash Provided by Financing Activities            2,218      36,706
                                                            -------     -------
         Decrease in Cash and Cash Equivalents              (19,211)     (6,005)

   Cash and Cash Equivalents at Beginning of Year           149,307     134,379
                                                            -------     -------
         Cash and Cash Equivalents at End of  March        $130,096    $128,374
                                                            =======     =======

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

     Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     The statements should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Registrant's annual report for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals necessary for a fair presentation) have been included.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $10.6 million in the first quarter of 1996 compared to $8.63 million for the first quarter of 1995. Earnings per share were $1.33 as of March 31, 1996 up 23% from the $1.08 earned through March 31, 1995.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.77% for the three-month period ended March 31, 1996, compared to 1.49% for the three-month period ended March 31, 1995. The annualized return on average stockholders' equity was 12.17% for the first three months of 1996.

Net interest income decreased $833,000 after the provision for loan loss recoveries during the first three months of 1996 compared to the same period during the previous year. The decrease is due to a recovery of loan loss of $3.9 million in 1995, which was taken to income providing a net recovery for loan loss of $3.3 million for that quarter. Interest on earning assets increased $2.3 million from the first quarter of 1995 to the first quarter of 1996, while interest expense decreased $0.9 million.

The provision for loan loss was $750,000 at March 31, 1996, compared to a provision for loan loss recoveries of $3,300,000 at March 31, 1995. The reserve for loan loss was 1.58% of outstanding loans at March 31, 1996 and 1.53% at March 31, 1995 and 1.62% at December 31, 1995. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned increased to 1.27% at March 31, 1996 from 1.14% at March 31, 1995, and increased from 0.83% at December 31, 1995.

Non-interest income increased $4,501,000 for the first quarter from the same period in 1995. This increase is primarily due to $3.9 million in losses taken on securities held for sale in the first quarter of 1995. Non-interest expense increased by $243,000 over the first quarter one year ago. Increases of $737,000 in personnel and benefits expenses offset a reduction in other expense of $502,000.

Material Changes in Financial Condition

Effective January 1, 1996, the Bank has adopted Statement of Financial Accounting standards No. 122, "Accounting for Mortgage Servicing Rights". This statement eliminates the distinction between purchased mortgage servicing rights and retained servicing rights associated with mortgage loans originated and sold. Originated mortgage servicing rights are capitalized based on the relative fair values of the servicing rights and the loans without the servicing rights. The adoption of this statement has not had a material effect on the financial statements.

Total assets at March 31, 1996, were $2,464,340,000 an increase of 2.7% or $65,149,000 from the same period one year earlier, and an increase of $13,419,000 or 0.5% from December 31, 1995. Investment securities have decreased by $82 million over the first quarter of 1995. Loans and leases and loans held for sale have increased $132 million over the same period in 1995. Total deposits have increased by $32,089,000 from March 31, 1995, and decreased by $37,016,000 from December 31, 1995.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $5 million from December 31, 1995, to $355.4 million at March 31, 1996. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                                    March 31     December 31
                                     Minimun      1996      1995      1996
 Tier 1 Risk Based Capital Ratio        4%        18.40%    17.75%    18.40%
 Total Risk Based Capital Ratio         8         19.52     18.83     19.55
 Leverage Ratio                         4         14.54     13.57     13.90

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

        Director                       Votes for    Votes Withheld
                                       Director     from Director
       Donald B. Abel, Jr.             7,724,820      1,432
       Gary M. Baugh                   7,724,570      1,682
       Carl F. Brady, Jr.              7,724,302      1,950
       Alec W. Brindle                 7,716,020     10,232
       Sharon Burrell                  7,724,311      1,941
       James O. Campbell               7,724,283      1,969
       Jeffry J. Cook                  7,724,554      1,698
       Patrick S. Cowan                7,724,720      1,532
       Roy Huhndorf                    7,724,477      1,775
       James H. Jansen                 7,724,812      1,440
       Donald L. Mellish               7,724,820      1,432
       Emil R. Notti                   7,724,554      1,698
       Tennys B. Owens                 7,724,820      1,432
       Eugene A. Parrish, Jr.          7,724,820      1,432
       J. Michael Pate                 7,724,820      1,432
       Martin R. Pihl                  7,724,820      1,432
       Edward F. Randolph              7,724,312      1,940
       Edward B. Rasmuson              7,724,654      1,598
       Maj. Gen. John Schaeffer (Ret.) 7,724,041      2,211
       Michael K. Snowden              7,724,820      1,432
       Richard J. Strutz               7,724,554      1,698
       George S. Suddock               7,723,875      2,377
       Richard A. Wien                 7,724,720      1,532

        A total of 7,726,252 votes were presented in proxy and in person. Absent or no proxy votes amounted to 242,548.

Item 5:Other Information
       Not applicable.

Item 6:Exhibits and Reports on Form 8-K
       Not applicable.

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                              NATIONAL BANCORP
OF ALASKA, INC.



   May 13, 1996                    /s/Edward B. Rasmuson
- ------------------                 ----------------------------
        Date                       Edward B. Rasmuson, Chairman
                                   0f the Board


   May 13, 1996                    /s/Richard Strutz
- ------------------                 ----------------------------
       Date                        Richard Strutz, President


   May 13, 1996                    /s/Gary Dalton
- ------------------                 -----------------------------
       Date                        Gary Dalton, Executive Vice
                                   President and Controller
                                  (Principal Accounting Officer)