Form 10-Q
period 1996-06-30
NATIONAL BANCORP OF ALASKA INC
filed 1996-08-14
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1996

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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of August 9, 1995:    7,968,800

                               Table of Contents




                                                             Page

                                    PART I

Item 1   Financial Statements                                    3

Item 2   Management's Discussion and Analysis of Financial
         Condition and Resultsof Operations                      7


                                    PART II

Item 1   Legal Proceedings                                       9

Item 2   Changes in Securities                                   9

Item 3   Defaults Upon Senior Securities                         9

Item 4   Submission of Matters to a Vote of Security Holders     9

Item 5   Other Information                                       9

Item 6   Exhibits and Reports on Form 8-K                        9

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                          THREE MONTHS          SIX MONTHS
(In Thousands Except Statistics)                         ENDED JUNE 30       ENDED JUNE 30

INTEREST INCOME:                                        1996      1995      1996      1995

  Loans & Lease Financing Including Fee              $35,910   $33,120   $69,489   $63,806
  Balances with Banks                                     14        10        24        19
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell                             33        39        33        56
  Investment Securities Including Dividends
    U.S. Treasury Securities                           2,885     3,436     6,138     7,039
    Obligations of Other U. S. Government
      Agencies and Corporation                         5,788     5,971    11,372    11,562
    Obligations of States & Political
      Subdivisions                                        92       220       185       441
    Mortgage and Asset Backed Securities               2,362     2,674     4,769     5,394
    Other Securities                                   2,372     2,217     4,408     4,023
                                                      ------------------------------------
      TOTAL INTEREST INCOME                           49,456    47,687    96,418    92,340

INTEREST EXPENSE:
  Deposits                                            12,262    12,559    23,952    25,142
  Federal Funds Purchased & Securities Sold
    Under Agreement to Repurchase                      4,411     5,445     8,646     9,695
  Other Purchased Funds                                    4         5         9        10
                                                      ------------------------------------
      TOTAL INTEREST EXPENSE                          16,677    18,009    32,607    34,847
                                                      ------------------------------------
      NET INTEREST INCOME                             32,779    29,678    63,811    57,493
  Provision for Loan Losses                              750       600     1,500   (2,700)
                                                      ------------------------------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                       32,029    29,078    62,311    60,193

OTHER INCOME:
  Trust Department Income                                527       580     1,028     1,084
  Service Charges on Deposit Accounts                  3,196     3,045     6,235     5,942
  Mortgage Loan Servicing Fees                         2,001     2,001     4,017     3,952
  Securities Transactions                                 --        --        --   (3,947)
  Credit Card Service Fees                             1,487     1,578     2,801     2,742
  Other                                                2,143     2,185     4,521     4,363
                                                      ------------------------------------
      TOTAL OTHER INCOME                               9,354     9,389    18,602    14,136

OTHER EXPENSE:
  Salaries                                             9,606     9,222    19,074    18,320
  Profit Sharing & Other Employee Benefits             2,837     2,655     5,728     5,179
  Net Occupancy Expense of Bank Premises               1,790     1,852     3,662     3,771
  Furniture & Equipment Expense                        2,392     2,140     4,450     4,143
  Other                                                6,900     7,655    13,715    14,972
                                                      ------------------------------------
      TOTAL OTHER EXPENSE                             23,525    23,524    46,629    46,385

  Income Before Income Taxes                          17,858    14,943    34,284    27,944
  Applicable Income Taxes                              6,413     5,041    12,214     9,399
                                                      ------------------------------------
     NET INCOME                                      $11,445   $ 9,902   $22,070   $18,545
                                                      ====================================
Per Share Statistics
  Net Income                                           $1.44     $1.24     $2.77     $2.33
                                                      ====================================
  Average Number of Shares Outstanding             7,968,800 7,968,800 7,968,800 7,968,800
     (See note to consolidated statements.)

                 CONSOLIDATED STATEMENT OF CONDITION (Unaudited)
                                                                      June 30       December 31
(In Thousands Except Statistics)                                 1996         1995         1995
ASSETS:
  Cash and Due from Banks                                   $  141,293  $  195,692    $ 149,307
  Interest-Bearing Balances with Banks                             136         633        1,293
  Federal Funds Sold and Securities Purchases under
    agreement to resell                                             --      30,000           --
  Investment Securities:
    Obligations of Other U. S. Government
    Agencies and Corporations                                  306,049     322,520      303,304
    Obligations of States and Political Subdivisions             7,314      20,345        9,008
    Mortgage and Asset-Backed Securities                       132,811     144,656      138,498
    Other Securities                                           118,020     102,302      102,591
                                                             ----------------------------------
      Total Investment Securities                              564,194     589,823      553,401
      (Market Value $565,279 in 1996)
  Securities Available for Sale                                238,634     261,179      273,391
  Net Loans and Lease Financing                              1,437,646   1,319,876    1,326,840
  Less Reserve for Possible Loan Losses                        (20,887)    (20,206)     (21,529)
                                                             ----------------------------------
  Net loans and Lease Financing Less Reserves                1,416,759   1,299,670    1,305,311
  Loans Held For Sale                                           28,560      26,919       33,099

  Premises and Equipment                                        69,719      61,510       62,217
  Other Assets                                                  85,342      69,297       72,902
                                                             ----------------------------------
      Total Assets                                          $2,544,637  $2,534,723   $2,450,921
                                                             ==================================

LIABILITIES AND SHAREHOLDERS EQUITY:
  Demand Deposits                                           $  527,552  $  596,339  $   539,714
  Interest-Bearing Deposits:
    NOW                                                        149,913     141,406      148,896
    Savings                                                    289,029     287,089      303,432
    Money Market Savings                                       286,084     283,684      291,325
    Time                                                       528,170     456,443      457,114
                                                             ----------------------------------
      Total Interest-Bearing Deposits                        1,253,196   1,168,622    1,200,767
                                                             ----------------------------------
      Total Deposits                                         1,780,748   1,764,961    1,740,481

  Federal Funds Purchased                                       30,615      74,380       42,812
  Securities Sold Under Agreement to Repurchase                334,396     333,295      283,047
  Other Purchased Funds                                          1,094       1,114        1,681
  Other Liabilities                                             35,754      27,044       32,580
                                                             ----------------------------------
      Total Liabilities                                      2,182,607   2,200,794    2,100,601

Shareholders Equity
  Common Stock-$10 Par Value    1995       1994                 80,000      80,000       80,000
    Shares Authorized       10,500,000  10,500,000
    Shares Outstanding       8,000,000   8,000,000
  Capital Surplus                                               63,000      63,000       63,000
  Retained Earnings                                            217,803     188,139      203,702
  Net Unrealized Holding Losses on
  Available-For-Sale Securities                                  1,653       3,216        4,044
    Less Treasury Stock at Cost 31,200 Shares
    on June 30, 1996 and June 30, 1995                            (426)       (426)        (426)
                                                             ----------------------------------
      Total  Shareholders Equity                               362,030     333,929      350,320
                                                             ----------------------------------
      Total Liabilities and Shareholders Equity             $2,544,637  $2,534,723   $2,450,921
                                                             ==================================
  Per Share Statistics
  Net Book Value                                                $45.43      $41.90       $43.96
                                                             ==================================
  (See note to consolidated statements.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands) Six Months Ended June 30                            1996         1995

OPERATING ACTIVITIES:
  Net Income                                                   $ 22,070     $ 18,545
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                     1,500       (2,700)
    Deferred Taxes                                                  235         (531)
    Depreciation and Amortization                                 3,751        3,338
    Net Amortization on Securities                               (1,308)         553
    Investment Security Transactions                                 --        3,947
    Gain on Loan Sales                                             (969)        (113)
    Gain on Disposal of Premises and Equipment                       (9)         (13)
    Gain on Disposal of Other Assets                                149          (27)
    Net Decrease (Increase) in Loans Held for Sale                5,509       (7,134)
    Decrease in Interest Receivable, Prepaid Expense,
      and Other Assets                                           (2,989)      (2,659)
    Increase (Decrease) in Interest Payable, Accrued
      Expenses and Other Liabilities                             (1,744)       1,927
                                                                --------------------
      Net cash Provided by Operating Activities                  26,195       15,133

INVESTING ACTIVITIES:
  Net Decrease (Increase) in Federal Funds Sold and Interest
  Bearing Deposits with Other Banks                                1,157      (20,438)
  Proceeds from Maturities of Securities Held to Maturity         68,822       39,407
  Proceeds from Maturities of Securities Available for Sale       35,000           --
  Proceeds from Sales of Securities Available for Sale                --      183,626
  Purchases of Securities Held to Maturity                       (78,656)     (50,830)
  Purchase of Securities Available for Sale                       (3,911)    (160,146)
  Net Increase in Lending Activities                            (114,583)     (93,127)
  Proceeds from Sale of Premises and Equipment                        13           22
  Proceeds from Sale of Other Assets                                 830        2,189
  Purchases of Premises, Equipment, and Other Assets             (15,419)     (13,786)
  Acquisition of Banks                                                --         (100)
                                                                ---------------------
      Net Cash Used in Investing Activities                     (106,747)    (113,183)

FINANCING ACTIVITIES:
  Net Increase in Total Deposit                                   41,942       17,440
  Net Increase in Short-Term Borrowings                           38,565      147,103
  Cash Dividends                                                  (7,969)      (5,180)
                                                                 --------------------
  Net Cash Provided by Financing Activities                       72,538      159,363
                                                                 --------------------
      Increase (Decrease) in Cash and Cash Equivalents            (8,014)      61,313

  Cash and Cash Equivalents at Beginning of Year                 149,307      134,379
                                                                 --------------------
      Cash and Cash Equivalents at End of June                  $141,293     $195,692
                                                                 ====================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $11.4 million in the second quarter of 1996 compared to $9.9 million for the second quarter of 1995. Earnings per share were $1.44 as of June 30, 1996 up 16% from the $1.24 earned through June 30, 1995.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.79% for the six-month period ended June 30, 1996, compared to 1.57% for the three-month period ended June 30, 1995. The annualized return on average stockholders' equity was 12.52% for the first six months of 1996.

Net interest income increased $2,118,000 after the provision for loan loss recoveries during the first six months of 1996 compared to the same period during the previous year. Interest on earning assets increased $1.7 million from the second quarter of 1995 to the second quarter of 1996, while interest expense decreased $1.3 million.

The provision for loan loss was $1,500,000 through June 30, 1996, compared to a provision for loan loss recoveries of $2,700,000 at June 30, 1995. The reserve for loan loss was 1.45% of outstanding loans at June 30, 1996 and 1.53% at June 30, 1995 and 1.62% at December 31, 1995. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned increased to 1.24% at June 30, 1996 from 0.83 at June 30, 1995, and increased from 0.83% at December 31, 1995.

Non-interest income increased $4,466,000 for the first six months of 1996 over the same period in 1995. This increase is primarily due to $3.9 million in losses taken on securities held for sale in the first quarter of 1995. Non-interest expense increased by $244,000 over the first six months of 1995. Increases of $1,303,000 in personnel and benefits expenses offset a reduction in other expense of $1,257,000.

Material Changes in Financial Condition

Total assets at June 30, 1996, were $2,544,637,000 an increase of 0.4% or $9,914,000 from the same period one year earlier, and an increase of $93,716,000 or 3.8% from December 31, 1995. Investment securities have decreased by $25 million over the second quarter of 1995. Loans, leases and loans held for sale have increased $119 million over the same period in 1995. Total deposits have increased by $15,787,000 from June 30, 1995, and increased by $40,267,000 from December 31, 1995.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $12 million from December 31, 1995, to $362 million at June 30, 1996. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:


                                                    June 30      December 31
                                     Minimum      1996      1995      1995
 Tier 1 Risk Based Capital Ratio       4%        18.22%    17.64%    18.40%
 Total Risk Based Capital Ratio         8        19.28     18.73     19.55
 Leverage Ratio                         4        14.29     13.55     13.90

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

            (a)  Exhibits:
                 Exhibit 27. Financial Data Schedule.

            (b)  Not applicable

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NATIONAL BANCORP OF ALASKA, INC.





     August 12, 1996     /s/Edward B. Rasmuson
          Date           Edward B. Rasmuson, Chairman
                         of the Board


     August 12, 1996     /s/Richard Strutz
          Date           Richard Strutz, President


     August 12, 1996     /s/Gary Dalton
          Date           Gary Dalton, Executive Vice
                         President and Controller
                         (Principal Accounting Officer)