Form 10-Q
period 1996-09-30
NATIONAL BANCORP OF ALASKA INC
filed 1996-11-14
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1996

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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of November 8, 1996:    7,953,800

                               Table of Contents




                                                                      Page

                                    PART I

Item 1   Financial Statements                                           3

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


                                    PART II


Item 2   Changes in Securities                                         12

Item 3   Defaults Upon Senior Securities                               12

Item 4   Submission of Matters to a Vote of
         Security Holders                                              12

Item 5   Other Information                                             12

Item 6   Exhibits and Reports on Form 8-K                              12

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                            THREE MONTHS         NINE MONTHS
(In Thousands Except Statistics)                          ENDED SEPTEMBER 30
ENDED SEPTEMBER 30

INTEREST INCOME:                                           1996      1995      1996      1995
  Loans & Lease Financing Including Fees                  $35,854   $34,073  $105,343   $97,879
  Balances with Banks                                          15        15        39        34
  Federal Funds Sold                                          678       103       711       159
  Investment Securities Including Dividends
    U.S. Treasury Securities                                2,919     3,454     9,057    10,493
    Obligations of Other U. S. Government
      Agencies and Corporation                              5,631     5,711    17,003    17,273
    Obligations of States & Political
      Subdivisions                                             95       215       280       656
    Mortgage and Asset Backed Securities                    2,325     2,514     7,094     7,908
    Other Securities                                        2,555     2,097     6,963     6,120
                                                           ------------------------------------
      TOTAL INTEREST INCOME                                50,072    48,182   146,490   140,522

INTEREST EXPENSE:
  Deposits                                                 12,895    12,519    36,847    37,661
  Federal Funds Purchased & Securities Sold
    Under Agreement to Repurchase                           3,889     4,461    12,535    14,156
  Other Purchased Funds                                         4         6        13        16
                                                           ------------------------------------
      TOTAL INTEREST EXPENSE                               16,788    16,986    49,395    51,833
                                                           ------------------------------------
      NET INTEREST INCOME                                  33,284    31,196    97,095    88,689
  Provision for Loan Losses                                   750       600     2,250    (2,100)
                                                           ------------------------------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                            32,534    30,596    94,845    90,789

OTHER INCOME:
  Trust Department Income                                     571       486     1,599     1,570
  Service Charges on Deposit Accounts                       3,109     3,072     9,344     9,014
  Mortgage Loan Servicing Fees                              2,021     1,964     6,038     5,916
  Securities Transactions                                   1,036       115     1,036    (3,832)
  Credit Card Service Fees                                  1,895     1,783     4,696     4,525
  Other                                                     4,075     2,425     8,596     6,788
                                                           ------------------------------------
      TOTAL OTHER INCOME                                   12,707     9,845    31,309    23,981

OTHER EXPENSE:
  Salaries                                                  9,610     9,311    28,684    27,631
  Profit Sharing & Other Employee Benefits                  2,901     2,772     8,629     7,951
  Net Occupancy Expense of Bank Premises                    1,884     1,685     5,546     5,456
  Furniture & Equipment Expense                             2,391     1,933     6,841     6,076
  Other                                                     9,227     6,587    22,942    21,559
                                                           ------------------------------------
      TOTAL OTHER EXPENSE                                  26,013    22,288    72,642    68,673

Income Before Income Taxes                                 19,228    18,153    53,512    46,097
Applicable Income Taxes                                     6,911     6,402    19,125    15,801
                                                           ------------------------------------
      NET INCOME                                          $12,317   $11,751   $34,387   $30,296
                                                           ====================================
  Per Share Statistics
  Net Income                                                $1.55     $1.47     $4.32     $3.80
                                                           ====================================
  Average Number of Shares Outstanding                  7,957,387 7,968,800 7,964,968 7,968,800
     (See note to consolidated statements.)



           CONSOLIDATED STATEMENT OF CONDITION (Unaudited)
                                                                  September 30      December 31
(In Thousands Except Statistics)                               1996          1995        1995
ASSETS:
  Cash and Due from Banks                                  $   144,458 $   138,370   $  149,307
  Interest-Bearing Balances with Banks                           1,467       1,047        1,293
  Federal Funds Sold                                            45,000          --           --
  Investment Securities:
    Obligations of Other U. S. Government
      Agencies and Corporations                                284,496     304,399      303,304
    Obligations of States and Political Subdivisions            10,062      16,672        9,008
    Mortgage and Asset-Backed Securities                       124,939     138,150      138,498
    Other Securities                                           118,374     102,464      102,591
                                                            -----------------------------------
   Total Investment Securities                                 537,871     561,685      553,401
      (Market Value $539,700 in 1996)
  Securities Available for Sale                                262,407     261,236      273,391
  Net Loans and Lease Financing                              1,447,489   1,340,026    1,326,840
  Less Reserve for Possible Loan Losses                        (20,276)    (20,605)     (21,529)
                                                            -----------------------------------
  Net loans and Lease Financing Less Reserves                1,427,213   1,319,421    1,305,311
  Loans Held for Sale                                           28,196      46,903       33,099

  Premises and Equipment                                        71,055      62,297       62,217
  Other Assets                                                  87,070      72,353       72,902
                                                            -----------------------------------
        Total Assets                                        $2,604,737  $2,463,312   $2,450,921
                                                            ===================================

LIABILITIES AND SHAREHOLDERS EQUITY:
  Demand Deposits                                           $  584,045  $  575,888   $  539,714
  Interest-Bearing Deposits:
    NOW                                                        170,525     151,474      148,896
    Savings                                                    289,688     300,375      303,432
    Money Market Savings                                       294,914     287,338      291,325
    Time                                                       533,826     463,035      457,114
                                                            -----------------------------------
        Total Interest-Bearing Deposits                      1,288,953   1,202,222    1,200,767
                                                            -----------------------------------
        Total Deposits                                       1,872,998   1,778,110    1,740,481

  Federal Funds Purchased                                        1,903       3,347       42,812
  Securities Sold Under Agreement to Repurchase                324,317     307,300      283,047
  Other Purchased Funds                                          3,281       1,539        1,681
  Other Liabilities                                             32,888      30,560       32,580
                                                            -----------------------------------
        Total Liabilities                                    2,235,387   2,120,856    2,100,601

 Shareholders Equity
   Common Stock-$10 Par Value     1996         1995             80,000      80,000       80,000
     Shares Authorized         10,500,000   10,500,000
     Shares Outstanding         8,000,000    8,000,000
   Capital Surplus                                              63,000      63,000       63,000
   Retained Earnings                                           226,143     196,702      203,702
   Net Unrealized Holding Losses on
     Available-For-Sale Securities                               1,559       3,180        4,044
     Less Treasury Stock at Cost
     46,200 Shares on September 30, 1996                        (1,352)       (426)        (426)
     and 31,200 Shares on September 30, 1995
                                                            -----------------------------------
        Total  Shareholders Equity                             369,350     342,456      350,320
                                                            -----------------------------------
        Total Liabilities and Shareholders Equity           $2,604,737  $2,463,312   $2,450,921
                                                            ===================================
  Per Share Statistics
  Net Book Value                                                $46.44      $42.97       $43.96
                                                            ===================================
  (See note to consolidated statements.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands) Nine Months Ended September 30                          1996         1995

OPERATING ACTIVITIES:
  Net Income                                                     $    34,387  $    30,296
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Provision for Loan Losses                                         2,250       (2,100)
     Deferred Taxes                                                     (190)      (1,188)
     Depreciation and Amortization                                     6,271        5,064
     Amortization (Accretion) on Securities                           (1,290)         567
     Investment Security Transactions                                 (1,036)       3,832
     Gain on Loan Sales                                               (1,035)        (120)
     Gain on Disposal of Premises and Equipment                         (160)         (15)
     Loss (Gain) on Disposal of Other Assets                               2          (72)
     Net Decrease (Increase) in Loans Held for Sale                    5,938      (27,111)
     Increase in Interest Receivable, Prepaid Expense,
           and Other Assets                                             (811)      (2,150)
     Increase (Decrease) in Interest Payable, Accrued
           Expenses and Other Liabilities                             (2,843)       5,776
                                                                     --------------------
           Net cash Provided by Operating Activities                  41,483       12,779

INVESTING ACTIVITIES:
   Net Decrease (Increase)  in Federal Funds Sold and Interest
     Bearing Deposits with Other Banks                               (45,174)       9,148
   Proceeds from Maturities of Securities Held to Maturity           104,282       67,580
   Proceeds from Maturities of Securities Available for Sale          35,000           --
   Proceeds from Sales of Securities Available for Sale               15,024      183,626
   Purchases of Securities Held to Maturity                          (86,742)     (50,997)
   Purchase of Securities Available For Sale                         (43,911)    (160,146)
   Net Increase in Lending Activities                               (124,152)    (111,613)
   Proceeds from Sale of Premises and Equipment                          284           24
   Proceeds from Sale of Other Assets                                  2,816        5,189
   Purchases of Premises, Equipment, and Other Assets                (25,358)     (24,221)
   Acquisition of Banks                                                   --         (100)
                                                                     --------------------
           Net Cash Used in Investing Activities                    (167,931)     (81,510)

FINANCING ACTIVITIES:
   Net Increase in Total Deposit                                     132,517       30,589
   Net Increase in Short-Term Borrowings                               1,961       50,500
   Acquisition of Treasury Stock                                        (926)          --
   Cash Dividends                                                    (11,953)      (8,367)
                                                                     --------------------
           Net Cash Provided by Financing Activities                 121,599       72,722
                                                                     --------------------
           Increase (Decrease)  in Cash and Cash Equivalents          (4,849)       3,991

   Cash and Cash Equivalents at Beginning of Year                    149,307      134,379
                                                                     --------------------
           Cash and Cash Equivalents at End of September            $144,458     $138,370
                                                                     ====================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $12.3 million in the third quarter of 1996 compared to $11.7 million for the third quarter of 1995. Earnings per share were $1.55 for the third quarter 1996, up 5.4% from the $1.47 earned in the third quarter of 1995.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.82% for the nine-month period ended September 30, 1996, compared to 1.67% for the nine-month period ended September 30, 1995. The annualized return on average stockholders' equity was 12.77% for the first nine months of 1996.

Net interest income increased $4,056,000 after the provision for loan losses during the first nine months of 1996 compared to the same period during the previous year. Interest on earning assets increased $6.0 million for the first nine months of 1996 compared to the same period in 1995, while interest expense decreased $2.4 million.

The provision for loan loss was $2,250,000 at September 30, 1996, compared to a provision for loan loss recoveries of $2,100,000 at September 30, 1995. The reserve for loan loss was 1.40% of outstanding loans at September 30, 1996 and 1.54% at September 30, 1995 and 1.62% at December 31, 1995. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned increased to 1.25% at September 30, 1996 from .90% at September 30, 1995, and increased from .83% at December 31, 1995. The increase is due to nonaccrual long term real estate loans and loans accruing past due 90 days.

Non-interest income increased $7,328,000 for the first nine months 1996 over the same period in 1995. This increase is primarily due to $3.9 million in losses taken on securities held for sale in the first quarter of 1995. Non-interest expense increased by $3,969,000 over the first nine months of 1995. Cost increass from the first nine months of 1996 over 1995 include personnel and benefit expenses of $1,731,000 for profit sharing and loan activity and other expenses of $1,383,000 related to outsourced computer and telecommunication expenses.

Material Changes in Financial Condition

Total assets at September 30, 1996, were $2.6 billion, an increase of 5.7% or $141 million from the same period one year earlier, and an increase of $154 million or 6.3% from December 31, 1995. Investment securities have decreased by $24 million from the third quarter of 1995. Loans, leases and loans held for sale have increased $89 million over the same period in 1995. Total deposits have increased by $95 million from September 30, 1995 and $133 million from December 31, 1995.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $19 million from December 31, 1995, to $369 million at September 30, 1996. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                                September 30   December 31
                                     Minimum   1996      1995     1995
 Tier 1 Risk Based Capital Ratio       4%     18.47%    17.97%   18.40%
 Total Risk Based Capital Ratio        8      19.49     19.07    19.55
 Leverage Ratio                        4      14.22     13.73    13.90

Statistical Disclosures

The information as requested by the Securities and Exchange Commission of selected Guide 3-Statistical Disclosure by Bank Holding Companies as follows:

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                                September 30     December 31
(In Thousands)                                 1996      1995       1995
Nonaccrual
  Commercial and industrial                  $2,698    $2,216   $   700
  Real estate construction                      166       204       166
  Real estate long-term                       4,023     1,386     1,162
  Other                                          45         -        45
                                              -------------------------
     Total                                    6,932     3,806     2,073

Restructured Loans
  Real estate construction                       87        96        94
  Real estate long-term                         483       100       242
                                              -------------------------
     Total                                      570       196       336

Accruing loans past due 90 days or more       8,432     4,846     5,459

Other real estate owned                       2,180     3,178     3,127
                                             --------------------------
Total nonperforming assets                  $18,114   $12,026   $10,995

Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                  1.25%     0.90%     0.83%


Potential Problem Loans

At September 30, 1996, an additional $13,767,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrow's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Allowance for Loan Loss
(In Thousands)                            September 30, 1996  December 31, 1995
Balance January 1                                    $21,529        $19,226
Provision charged to operations                       2,250          (3,100)
Recoveries on loans previously charged off            1,841           9,947
Less loans charged off                               (5,344)         (4,544)
                                                     ----------------------
Balance at end of period                             $20,276        $21,529
                                                      =====================
Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                          $   764        $   954
Real estate construction                                   -            113
Real estate long-term                                  1,497            116
Consumer                                               2,311          2,644
Visa                                                     772            717
                                                       --------------------
     Total Charge Offs                                 5,344          4,544

Recoveries:
Commercial loans and leases                              277          7,643
Real estate construction                                   3             16
Real estate long-term                                    227            657
Consumer                                               1,144          1,445
Visa                                                     190            167
Non Taxable                                                -             19
                                                       --------------------
     Total Recoveries                                  1,841          9,947
                                                       --------------------
     Net Charge Offs                                  $3,503        $(5,403)
                                                       ====================

B.  Allocation of the Allowance for Loan Loss
                                                Allocation of Reserves
                                                  To Loan Categories
                                             -------------------------------
                      Loan Category As a %    % of Total          Amount of
September 30, 1996          of Total Loans       Reserve    Reserves(000's)

Commercial and Industrial            36.2%          2.4%        $   489
Real Estate Construction              2.1           0.0              10
Real Estate Long Term                30.9           1.4             292
Installment                          25.9          17.0           3,442
Nontaxable                            4.1             -               -
Lease Financing                       0.8             -               -
Unallocated                             -          79.2          16,043
                                   ------------------------------------
                                    100.0%        100.0%        $20,276


December 31, 1995

Commercial and Industrial            35.5%          2.2%       $    468
Real Estate Construction              1.9             -               3
Real Estate Long Term                31.9           1.2             267
Installment                          25.0          15.3           3,288
Nontaxable                            4.8           0.4              81
Lease Financing                       0.9           0.0               -
Unallocated                             -          80.9          17,422
                                   ------------------------------------
                                    100.0%        100.0%        $21,529

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



                         NATIONAL BANCORP OF ALASKA, INC.



          November 12, 1996        /s/ Richard Strutz
               Date                Richard Strutz, President



          November 12, 1996        /s/Gary Dalton
               Date                Gary Dalton, Executive Vice President
                                   and Controller (Principal Accounting
                                   Officer)