Form 10-K
period 1996-12-31
NATIONAL BANCORP OF ALASKA INC
filed 1997-03-25
CIK 705356

        Cover Form
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended            December 31, 1996

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

                         Yes  X      No

Aggregate market value of common stock held by nonaffiliates of National Bancorp of Alaska, Inc., based on the closing bid price of the stock at February 24, 1997: $227,040,747

The registrant has one class of common stock, $10 par value. Numbers of shares outstanding at February 24, 1997: 7,887,003.

                      Documents Incorporated By Reference

       Documents                      Parts of Form 10-K into which incorporated
1996 Annual Report to Shareholders                     Part I and II
Proxy Statement for the March 18, 1997
Annual Meeting of Shareholders                         Part III
Form S-14, File No. 2-78795 for August 11, 1982        Part IV

                               Table of Contents

                                    Part I

                                                                          Page

Item 1  Business.............................................................2

Item 2  Properties...........................................................9

Item 3  Legal Proceedings....................................................9

Item 4  Submission of Matters to a Vote of
        Security Holders.....................................................9

                                    Part II

Item 5  Market for the Registrant's Common Equity
        and Related Stockholder Matters.....................................10

Item 6  Selected Financial Data.............................................10

Item 7  Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................10

Item 8  Financial Statements and Supplementary Data.........................12

Item 9  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................13

                                   Part III

Item 10 Directors and Executive Officers of the
        Registrant..........................................................14

Item 11 Executive Compensation..............................................14

Item 12 Security Ownership of Certain Beneficial
        Owners and Management...............................................14

Item 13 Certain Relationships and Related Transactions......................14

                                    Part IV

Item 14 Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K.................................................15

                                    PART I

ITEM 1.  BUSINESS

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

For additional information concerning the business of National Bancorp of Alaska, Inc. and its subsidiaries, see pages 2 through 16 of National Bancorp of Alaska, Inc.'s 1996 Annual Report to Shareholders (Annual Report), which is incorporated in this Item 1 by reference.

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

As of December 31, 1996, the Bank's banking operations are conducted from 53 banking offices, 3 loan offices and 59 electronic branches located throughout the state of Alaska, including 15 banking offices and 24 electronic branches in Anchorage.

Trust Services

The Bank's Trust Department offers services to individuals and corporations throughout Alaska including estate planning, settlement of estates, administration of living and testamentary trusts, management of investment agency accounts, custodianships, and administration of employee benefit trusts. The Bank had trust assets of approximately $797 million under its supervision as of December 31, 1996.

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

Employment

The Bank employs approximately 1,110 people. Management considers employment relations to be good. None of the Bank's employees are covered by a collective bargaining agreement.

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

The ability of the Corporation to pay dividends will largely depend upon the amount of dividends declared by the Bank and any subsequently acquired companies. Approval of the OCC will be required for any dividend to the Corporation by the Bank, if the total of all dividends, including any proposed dividend, declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In the event that the Bank were to experience either significant loan losses or rapid growth of loans or deposits, the Corporation, as the sole shareholder, could be compelled by bank regulatory authorities to invest additional capital.

Statistical Disclosure

The information as required by the Securities and Exchange Commission's Guide 3
- Statistical Disclosure by Bank Holding Companies is incorporated herein by reference to the Registrant's 1996 Annual Report to Shareholders.

          Description                                            Annual Report
                                                                  Page Numbers

I.  Distribution of Assets, Liabilities and Stockholders'
    Equity; Interest Rate and Interest Differential:

     A. and B.  Average Balance Sheet Combined with an Analysis of
                Net Interest Earnings....................................42-43

     C.         Analysis of Changes in Net Interest
                Income due to rate and volume............................43

II.  Investment Portfolio:

     A.         Book Value of Investments................................36

     B.         Weighted Average Yield...................................36

III. Loan Portfolio:

     A.         Types of Loans for Each Reported Period..................37

     B.         Maturities and Sensitivity to Changes in
                Interest Rates...........................................37

     C.         Risk Elements........................................... 38

IV.  Summary of Loan Loss Experience:

     A.         Analysis of Allowances for Loan
                Loss Experience..........................................39

V.   Deposits:

     A.         Average Balance by Type..................................40

     B.         Large TCD Maturities - Over $100,000.....................37

VI.  Return on Equity and Assets
     Selected Ratios for Each Reported Period............................41

VII. Short-Term Borrowings...............................................40

Schedules Included Herein

III.  Loan Portfolio

      C.  Risk Elements.

Potential Problem Loans

At December 31, 1996, an additional $15,790,000 in loans are being closely monitored by management. These loans are not included in any category of non-performing loans. However, management has concern about the borrowers' abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

Foreign Outstandings

There were no foreign outstandings to individual countries as of December 31, 1996.

IV.  Summary of Loan Loss Experience:

     B.  Allocation of the Allowance for Loan Losses:

                                                     Allocation of Reserves
                                                      To Loan Categories
                                                  ---------------------------
                          Loan Category As a %    % of Total        Amount of
                                 of Total Loans     Reserves  Reserves (000's)

December 31, 1996
Commercial and Industrial               34.8%           1.4%           $329
Real Estate Construction                 2.4              -               5
Real Estate Long-Term                   32.0            0.7             150
Installment                             26.3           24.8           5,708
Nontaxable                               3.8              -               -
Lease Financing                          0.7              -               -
Unallocated                                -           73.1          16,810
                                       ------------------------------------
                                       100.0%         100.0%        $23,002

December 31, 1995
Commercial and Industrial               35.5%           2.2%           $468
Real Estate Construction                 1.9             --               3
Real Estate Long-Term                   31.9            1.2             267
Installment                             25.0           15.3           3,288
Nontaxable                               4.8            0.4              81
Lease Financing                          0.9              -               -
Unallocated                                -           80.9          17,422
                                       ------------------------------------
                                       100.0%         100.0%        $21,529

December 31, 1994
Commercial and Industrial               35.9%           5.4%         $1,035
Real Estate Construction                 1.8            0.9             165
Real Estate Long-Term                   33.9            2.3             442
Installment                             22.1           13.8           2,664
Nontaxable                               5.5            0.8             152
Lease Financing                          0.8              -               -
Unallocated                                -           76.8          14,768
                                       ------------------------------------
                                       100.0%         100.0%        $19,226

December 31, 1993
Commercial and Industrial               37.9%          21.3%         $3,704
Real Estate Construction                 2.6            0.2              35
Real Estate Long-Term                   33.9           13.0           2,271
Installment                             18.2            6.9           1,195
Nontaxable                               6.5            3.4             587
Lease Financing                          0.9              -               -
Unallocated                                -           55.2           9,616
                                       ------------------------------------
                                       100.0%         100.0%        $17,408

December 31, 1992
Commercial and Industrial               44.5%          21.3%         $4,547
Real Estate Construction                 2.0            1.3             269
Real Estate Long-Term                   26.3            5.5           1.183
Installment                             17.6            5.2           1,103
Nontaxable                               8.8            3.8             807
Lease Financing                          0.8              -               -
Unallocated                                -           62.9          13,429
                                       ------------------------------------
                                       100.0%         100.0%        $21,338

ITEM 2.  PROPERTIES

The Bank's main banking office is at its headquarters building, which is located at Northern Lights Boulevard and C Street, Anchorage, Alaska.

In addition to its headquarters building, the Bank owns 41 of its banking offices (including five which are subject to ground leases) and leases 73 other banking and loan offices under agreements expiring between 1997 and 2031.

ITEM 3.  LEGAL PROCEEDINGS

For information concerning legal proceedings, see Note 10 of "Notes to Financial Statements" at page 28 of the Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

For information concerning market for the registrant's common equity and related stockholder matters, reference is made to page 44 of the Annual Report, which is incorporated herein by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the prior ten years is incorporated herein by reference on pages 18-19 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations see "Management Discussion and Analysis" at pages 34 through 43, and the Chairman's message to shareholders on inside cover of the Annual Report, which are incorporated herein by reference.

Capital Resources

The Federal Reserve Board has standards for measuring capital adequacy based on "risk-adjusted" assets. As of December 31, 1992, banks and bank holding companies are expected to meet a target risk-based capital ratio of 8.00%. Effective September 7, 1990, the Federal Reserve Board implemented regulations that establish a minimum leverage capital ratio of 4% of Tier 1 capital to total assets less goodwill. The table below illustrates the Corporation's regulatory capital ratios as of December 31:

                                                1996         1995
Tier 1 Capital                              $374,998     $343,954
Tier 2 Capital                                23,002       21,529
                                            ---------------------
   Total Qualifying Capital                 $398,000     $365,483
                                            =====================
Risk Adjusted Total Assets (including
 off-balance sheet exposure)              $2,032,792   $1,869,720
                                          =======================
Total Risk-Based Capital Ratio                19.58%       19.55%
                                              ===================
Leverage Ratio                                14.13%       13.90%
                                              ===================

Interest Rate Sensitivity Analysis
December 31, 1996
(In Thousands)
                                       90-365                OverTotal int.  Non int.     Total
                           1-90 days     days 1-5 years     years   bearing   bearing    Assets

Investment securities         63,940   907,683    377,845   64,005   596,473            596,473
Securities available for sale 25,025    30,439    171,048   27,040   253,552            253,552
Interest-bearing balances
  with banks                     233                                     233                233
Federal funds sold and
  securities purchased
  under agreement to resell   20,000
Loans and leases             567,555    48,818    458,789  371,816 1,446,978          1,446,978
Loans held for sale                                         31,563    31,563             31,563
Other assets                                                                  262,897   262,897
                           --------------------------------------------------------------------
Total Assets                 676,753   169,940  1,007,682  494,424 2,348,799  299,685 2,648,484
                           ====================================================================

Deposits                   1,020,460   181,079    126,205          1,327,744  539,309 1,867,053
Funds purchased              325,108    39,609        750            365,467            365,467
Other liabilities                                                              38,561    38,561
Equity capital                                                                377,403   377,403
                           --------------------------------------------------------------------
Total Liabilities and
Shareholder's Equity       1,345,568   220,688    126,955        - 1,693,211  955,273 2,648,484
                           ====================================================================
Interest Sensitivity Gap    (668,815)  (50,748)   880,727  494,424   655,588 (655,588)
Cumulative Gap                        (719,563)   161,164  655,588
Ratio of Interest Sensitive
   Assets to Interest
    Sensitive Liabilities       0.50      0.77       7.94        -
Cumulative Ratio                0.50      0.54       1.10     1.39

Management monitors the asset and liability position closely. As market and business conditon change, asset and liability positions and pricing structures are adjusted to control the risks associated with interest rate movement and to generate a stable growth in net interest income. The table above reflects the contractual repricing dates for interest sensitive assets and liabilities. Interest bearing demand and savings accounts with no stated maturity totaling $775,528,000 are included in the 1 to 90-day category. These deposits reprice at management's discretion and have normally repriced less frequently than those products indexed to market rates. Due to the continuing policy of analyzing rate sensitivity, management believes National Bancorp of Alaska is reasonably well positioned for subsequent rate movements.

Nonperforming Assets

Other real estate owned decreased from $3.1 million at December 31, 1995 to $0.3 million at December 31, 1996. Assets with a book value of $3.1 million were sold.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and the consolidated financial statements and notes to consolidated financial statements on pages 24 through 34 of the Annual Report are incorporated herein by reference.

The quarterly financial data on page 44 of the Annual Report is incorporated herein by reference.


ITEM 9. CHANGE IN ACCOUNTANTS

Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and executive officers of National Bancorp of Alaska, Inc., see "Election of Directors" at pages 1 through 5 of the Proxy Statement for the March 18, 1997, Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table sets forth the executive officers of the Bank, all of whom serve at the discretion of the Board, their ages and their positions with the
Bank:
                                                                Served as
                              Positions and Offices         Executive Officer
Name                 Age      Currently Held with Bank            Since
-----------------------------------------------------------------------------
Donald L. Mellish    69       Chairman of theExecutive
                              Committee                           1964
Edward B. Rasmuson   56       Chairman of the Board
                              of Directors                        1972
Richard Strutz       46       President                           1985
Kathleen Soderberg   48       Executive Vice President
                              and Treasurer                       1982
Gary Dalton          42       Executive Vice President            1988



ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to pages 6 through 10 of the Proxy Statement for the March 18, 1997, Annual Meeting of Shareholders, which is incorporated herein by reference for information concerning management remuneration and transactions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

For information concerning the Corporation's security ownership by certain beneficial owners and management, reference is made to pages 1 through 9 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see page 10 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          FORM 8-K

  (a)  The following documents are filed as part of the report:

      1.    Financial Statements

            The following consolidated financial statements of National Bancorp of Alaska, Inc. and its subsidiaries and report of independent auditors are incorporated in Item 8 by reference from the 1996 Annual Report to Shareholders. Page number references are to the Annual Report:

            National Bancorp of Alaska and subsidiaries:                Page

            Consolidated Statements of Condition
            December 31, 1996 and 1995....................................21

            Consolidated Statements of Income
            Years ended December 31, 1996, 1995, and 1994.................20

            Consolidated Statements of Cash Flows
            Years ended December 31, 1996, 1995, and 1994.................22

            Consolidated Statements of Changes in Shareholders'
            Equity Years ended December 31, 1996, 1995, and 1994..........23

            Notes to Consolidated Financial Statements....................23-33

            Report of Independent Auditors................................33

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

          (13) Annual Report to shareholders for the year ended December 31, 1996.

          (21)  Subsidiaries of the registrant are as follows:

                 Business Name                           State Incorporated

                 National Bank of Alaska and
                 subsidiaries                                 Alaska

                     National Bank of Alaska Leasing
                     Corporation                              Alaska

                     NBA Advertising, Inc.                    Alaska

                     NBA International Banking Corporation  Washington

                     Alaska Bankcard Center, Inc.             Alaska

                     NBA Mortgage Corporation                Delaware

                     Northland Credit Corporation             Alaska

                     NB Aviation, Inc.                       Delaware

          (22) There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

          (27)  Financial Data Schedule

  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

  (c)  Exhibits - See list of exhibits set forth above at Item 14(a)3.

  (d)  Financial Statement Schedules

       Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14(a)2.

Report of independent auditors for Form 10-K for the year ended December 31, 1996, is incorporated herein by reference in Item 14(a)1.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANCORP OF ALASKA, INC.

March 18, 1997                By   /s/Edward B. Rasmuson
Date                               Edward B. Rasmuson, Chairman of
                                   the Board and Director (Principal
                                   Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 18, 1997                     /s/Edward B. Rasmuson
Date                               Edward B. Rasmuson, Chairman of
                                   the Board and Director (Principal
                                   Executive Officer)

March 18, 1997                     /s/Richard Strutz
Date                               Richard Strutz, President and
                                   Director (Principal Financial Officer)

March 18, 1997                     /s/Gary Dalton
Date                               Gary Dalton, Senior Vice President
                                   (Principal Accounting Officer)

March 18, 1997                     /s/Donald B. Abel, Jr.
Date                               Donald B. Able, Director

March 18, 1997                     /s/Gary M. Baugh
Date                               Gary M. Baugh, Director

March 18, 1997                     /s/Carl F. Brady, Jr.
Date                               Carl F. Brady, Jr., Director

March 18, 1997                     /s/Sharon Wikan
Date                               Sharon (Burrell) Wikan, Director

March 18, 1997                     /s/James O. Campbell
Date                               James O. Campbell, Director

March 18, 1997                     /s/Jeffrey J. Cook
Date                               Jeffrey J. Cook, Director

March 18, 1997                     /s/Patrick S. Cowan
Date                               Patrick S. Cowan, Director

March 18, 1997                     /s/Roy Huhndorf
Date                               Roy Huhndorf, Director

March 18, 1997                     /s/James H. Jansen
Date                               James H. Jansen, Director

March 18, 1997                     /s/Donald L. Mellish
Date                               Donald L. Mellish, Director

March 18, 1997                     /s/Emil Notti
Date                               Emil Notti, Director

March 18, 1997                     /s/Howard R. Nugent
Date                               Howard R. Nugent, Director

March 18, 1997                     /s/Tennys B. Owens
Date                               Tennys B. Owens, Director

March 18, 1997                     /s/Eugene A. Parrish
Date                               Eugene a. Parrish, Director

March 18, 1997                     /s/Michael Pate,
Date                               Michael Pate, Director

March 18, 1997                     /s/Martin R. Pihl,
Date                               Michael Pate, Director

March 18, 1997                     /s/Edward F. Randolph
Date                               Edward F. Randolph, Director

March 18, 1997                     /s/Major General John Schaeffer
Date                               Major General John Schaefer(Ret.)

Director

March 18, 1997                     /s/Michael K. Snowden
Date                               Michael K. Snowden, Director

March 18, 1997                     /s/George S. Suddock
Date                               George S. Suddock, Director

March 18, 1997                     /s/Richard A. Wien
Date                               Richard A. Wien, Director