Form 10-Q
period 1997-03-31
NATIONAL BANCORP OF ALASKA INC
filed 1997-05-14
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1997

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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of May 9, 1997:    7,887,003

                               Table of Contents

                                                                        Page

                                    Part I

Item 1 Financial Statements............................................... 3

Item 2 Management's Discussion and Analysis of Financial
      Condition and Results of Operations................................. 7

                                    Part II

Item 1 Legal Proceedings.................................................. 12

Item 2 Changes in Securities.............................................. 12

Item 3 Defaults Upon Senior Securities...................................  12

Item 4 Submission of Matters to a Vote of Security Holders................ 12

Item 5 Other Information.................................................. 12

Item 6 Exhibits and Reports on Form 8-K................................... 12

ITEM 1.  FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In Thousands Except Statistics) Three Months Ended March 31
                                                   1997         1996
INTEREST INCOME:
 Loans & Lease Financing Including Fee           $35,204      $33,579
 Balances with Banks                                   6           10
 Federal Funds Sold                                  176            -
 Investment Securities Including Dividends
    U.S. Treasury Securities                       3,143        3,253
    Obligations of Other U. S. Government
        Agencies and Corporation                   5,915        5,584
    Obligations of States & Political
        Subdivisions                                 170           93
    Mortgage and Asset-Backed Securities           2,498        2,407
    Other Securities                               2,500        2,036
                                                  -------------------
           TOTAL INTEREST INCOME                  49,612       46,962

INTEREST EXPENSE:
 Deposits                                         12,986       11,690
 Federal Funds Purchased & Securities Sold
    Under Agreement to Repurchase                  4,178        4,235
 Other Purchased Funds                                 3            5
                                                  -------------------
          TOTAL INTEREST EXPENSE                  17,167       15,930
                                                  -------------------
           NET INTEREST INCOME                    32,445       31,032
 Provision for Loan Losses                           900          750
                                                  -------------------
           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES              31,545       30,282

OTHER INCOME:
 Trust Department Income                             597          501
 Service Charges on Deposit Accounts               3,079        3,039
 Mortgage Loan Servicing Fees                      2,000        2,016
 Securities Transactions                             188            -
 Credit Card Service Fees                          1,363        1,314
 Other                                             3,288        2,378
                                                  -------------------
           TOTAL OTHER INCOME                     10,515        9,248

OTHER EXPENSE:
 Salaries                                          9,448        9,468
 Profit Sharing & Other Employee Benefits          3,075        2,891
 Net Occupancy Expense of Bank Premises            1,845        1,872
 Furniture & Equipment Expense                     2,259        2,058
 Other                                             7,093        6,815
                                                  -------------------
             TOTAL OTHER EXPENSE                  23,720       23,104
                                                  -------------------
 Income Before Income Taxes                       18,340       16,426
 Applicable Income Taxes                           6,338        5,801
                                                  -------------------
             NET INCOME                          $12,002      $10,625
                                                  ===================
    Per Share Statistics
    Net Income                                    $ 1.52       $ 1.33
                                                  ===================
   Average Number of Shares Outstanding        7,894,305    7,968,800
   (See note to consolidated statements.)

                CONSOLIDATED STATEMENT OF CONDITION  (Unaudited)

                                                               March 31         December 31
(In Thousands Except Statistics)                            1997        1996         1996
ASSETS:
  Cash and Due from Banks                               $ 124,953   $ 130,096    $ 166,771
  Interest-Bearing Balances with Banks                        451       1,080          233
  Federal Funds Sold                                           --          --       20,000
  Investment Securities:
    Obligations of Other U. S. Government
      Agencies and Corporations                           330,371     289,376      317,145
    Obligations of States and Political Subdivisions       15,211       8,365       15,878
    Mortgage and Asset-Backed Securities                  144,601     130,072      144,738
    Other Securities                                      119,137     102,798      118,712
                                                        ----------------------------------
    Total Investment Securities                           609,320     530,611      596,473
     (Market Value $607,697 in 1997)
  Securities Available for Sale                           231,529     250,933      253,552
  Net Loans and Lease Financing                         1,466,318   1,356,451    1,446,978
    Less Reserve for Possible Loan Losses                 (23,524)    (21,389)     (23,002)
                                                        ----------------------------------
    Net Loans and Lease Financing Less Reserves         1,442,794   1,335,062    1,423,976

  Loans Held for Sale                                      22,396      72,652       31,563

  Premises and Equipment                                   70,161      65,843       71,212
  Other Assets                                             95,291      78,063       84,704
                                                        ----------------------------------
        Total Assets                                   $2,596,895  $2,464,340   $2,648,484
                                                        ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Demand Deposits                                      $  483,488  $  511,378   $  539,309
  Interest-Bearing Deposits:
    NOW                                                   166,315     143,180      174,470
    Savings                                               288,721     296,129      297,058
    Money Market Savings                                  288,077     293,012      304,000
    Time                                                  564,043     459,766      552,216
                                                        ----------------------------------
        Total Interest-Bearing Deposits                 1,307,156   1,192,087    1,327,744
                                                        ----------------------------------
        Total Deposits                                  1,790,644   1,703,465    1,867,053

  Federal Funds Purchased                                  39,088      65,452        7,655
  Securities Sold Under Agreement to Repurchase           343,831     303,826      356,914
  Other Purchased Funds                                       877       1,480          898
  Other Liabilities                                        41,635      34,703       38,561
                                                        ----------------------------------
        Total Liabilities                               2,216,075   2,108,926    2,271,081

  Shareholders' Equity
    Common Stock - $10 Par Value   1997       1996         80,000      80,000       80,000
     Shares Authorized          10,500,000  10,500,000
     Shares Outstanding          8,000,000   8,000,000
    Surplus                                                63,000      63,000       63,000
    Undivided Profits                                     242,361     210,343      234,303
    Net Unrealized Holding Gains(Losses) on
      Available-for-Sale Securities                         1,373       2,497        2,405
    Less Treasury Stock at Cost
      112,997 on March 31, 1997 and
      31,200 Shares on March 31, 1996                      (5,914)       (426)      (2,305)
                                                        ---------------------------------
        Total Shareholders' Equity                        380,820     355,414      377,403
                                                        ----------------------------------
        Total Liabilities and Shareholders Equity      $2,596,895  $2,464,340   $2,648,484
                                                        ==================================
Per Share Statistics
Net Book Value                                             $48.28      $44.60       $47.54
(See note to consolidated statements.)                  ==================================

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Three Months Ended March 31                    1997      1996

OPERATING ACTIVITIES:
  Net Income                                               $ 12,002  $ 10,625
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                   900       750
    Deferred Taxes                                             (482)     (499)
    Depreciation and Amortization                             1,897     1,804
    Net amortization on Securities                               62      (366)
    Investment Security Transactions                           (188)       --
    Gain on Loan Sales                                          (82)     (116)
    Loss (Gain) on Disposal of Premises and Equipment            19       (12)
    Loss (Gain) on Sale of Other Assets                          (2)      119
    Net Decrease (Increase) in Loans Held for Sale            9,249   (39,436)
    Decrease (Increase) in Interest Receivable, Prepaid
     Expense, and Other Assets                               (1,365)   (1,547)
    Increase in Interest Payable, Accrued
     Expenses and Other Liabilities                           3,911     2,012
                                                            -----------------
       Net Cash Provided by (Used in) Operating Activities   25,921   (26,666)

INVESTING ACTIVITIES:
  Net Decrease  in Federal Funds Sold, and Interest
   Bearing Deposits with Other Banks                         19,782       213
  Proceeds from Maturities of Securities Held to Maturity    31,633    28,226
  Proceeds from Maturities of Securities Available for Sale  20,000    20,000
  Proceeds from Sales of Securities Available for Sale       25,148        --
  Purchases of Securities Held to Maturity                  (44,253)   (5,212)
  Purchases of Securities Available for Sale                (25,000)       --
  Net Increase in Lending Activities                        (19,928)  (30,502)
  Proceeds from Sales of Premises and Equipment                   4        13
  Proceeds from Sale of Other Assets                            296       532
  Purchases of Premises, Equipment, and Other Assets         (6,835)   (8,033)
                                                            -----------------
       Net Cash Provided by Investing Activities                847     5,237

FINANCING ACTIVITIES:
  Net Decrease in Total Deposit                             (79,337)  (37,016)
  Net Increase in Short-Term Borrowings                      18,329    43,218
  Acquisition of treasury stock                              (3,609)       --
  Cash Dividends                                             (3,969)   (3,984)
                                                            -----------------
       Net Cash Provided by (Used in) Financing Activities  (68,586)    2,218
                                                            -----------------
       Decrease in Cash and Cash Equivalents                (41,818)  (19,211)

  Cash and Cash Equivalents at Beginning of Year            166,771   149,307
                                                            -----------------
       Cash and Cash Equivalents at End of  March          $124,953  $130,096
                                                            =================

National Bancorp of Alaska
Notes to the Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The statements should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Registrant's annual report for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals necessary for a fair presentation) have been included.

Item 2. Management Discussion and Analysis of Financial Condition and Results
                                 of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $12.0 million in the first quarter of 1997 compared to $10.63 million for the first quarter of 1996. Earnings per share were $1.52 as of March 31, 1997 up 14% from the $1.33 earned through March 31, 1996.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.87% for the three-month period ended March 31, 1997, compared to 1.77% for the three-month period ended March 31, 1996. The annualized return on average stockholders' equity was 12.81% for the first three months of 1997.

Net interest income increased $1,263,000 after the provision for loan losses during the first three months of 1997 compared to the same period during the previous year. The increase is due to increased loan activity. Interest on earning assets increased $2.6 million from the first quarter of 1996 to the first quarter of 1997, while interest expense increased $1.2 million.

The provision for loan loss was $900,000 at March 31, 1997, compared to a provision for loan losses $750,000 at March 31, 1996. The reserve for loan loss was 1.60% of outstanding loans at March 31, 1997 and 1.58% at March 31, 1996 and 1.59% at December 31, 1996. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 1.00% at March 31, 1997 from 1.24% at March 31, 1996, and decreased from 1.10% at December 31, 1996.

Non-interest income increased $1,267,000 for the first quarter from the same period in 1996. Non-interest expense increased by $616,000 over the first quarter one year ago. Increases include $164,000 in personnel and benefits expenses and $278,000 in other expense.

Material Changes in Financial Condition

Total assets at March 31, 1997, were $2,596,895,000 an increase of 5.4% or $132,555,000 from the same period one year earlier, and an decrease of $51,589,000 or 1.9% from December 31, 1996. Investment securities have increased by $13 million over the first quarter of 1996. Loans and leases and loans held for sale have increased $10 million over the same period in 1996. Total deposits have increased by $87,179,000 from March 31, 1996, and decreased by $76,409,000 from December 31, 1996.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $3.4 million from December 31, 1996, to $380.8 million at March 31, 1997. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                                    March 31      December 31
                                     Minimun    1997        1996      1996
 Tier 1 Risk Based Capital Ratio          4%    18.77%      18.40%    18.45%
 Total Risk Based Capital Ratio           8     19.93       19.52     19.58
 Leverage Ratio                           4     14.71       14.54     14.13

Statistical Disclosures

The information as requested by the Securities and Exchange Commission of selected Guide 3-Statistical Disclosure by Bank Holding Companies as follows:

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                                 March 31    December 31
(In Thousands)                                1997      1996      1996
Nonaccrual
  Commercial and industrial                $3,618    $2,387    $1,451
  Real estate construction                    166       214       166
  Real estate long-term                     4,070     5,497     3,841
  Other                                        35        45        35
                                           --------------------------
     Total                                  7,889     8,143     5,493
                                           --------------------------
Restructured Loans
  Real estate construction                     83        92        85
  Real estate long-term                        94       241        95
                                           --------------------------
     Total                                    177       333       180
                                           --------------------------
Accruing loans past due 90 days or more     6,161     6,385     9,945
                                           --------------------------
Other real estate owned                       396     2,476       326
                                           --------------------------
Total nonperforming assets                $14,623   $17,337   $15,944

Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                1.00%     1.24%     1.10%

Potential Problem Loans

At March 31, 1997, an additional $29,239,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrow's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Reserve for Loan Loss
(In Thousands)                              March 31, 1997  December 31, 1996
Balance January 1                             $23,002            $21,529
Provision charged to operations                   900              6,650
Recoveries on loans previously charged off        852              2,560
Less loans charged off                         (1,230)            (7,737)
                                               -------------------------
Balance at end of period                      $23,524            $23,002
                                               =========================
Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                   $   202            $ 1,867
Real estate construction                            -                  6
Real estate long-term                               -              1,574
Consumer                                          799              3,232
Visa                                              229              1,058
                                               -------------------------
     Total Charge Offs                          1,230              7,737
                                               -------------------------
Recoveries:
Commercial loans and leases                        59                403
Real estate construction                            2                  5
Real estate long-term                             327                286
Consumer                                          424              1,633
Visa                                               40                233
                                                ------------------------
     Total Recoveries                             852              2,560
                                                ------------------------
     Net Charge Offs                           $  378            $ 5,177
                                                ========================

B.  Allocation of the Allowance for Loan Loss
                                                       Allocation of Reserves
                                                          To Loan Categories
                                                   ---------------------------
                            Loan Category As a %   % of Total      Amount of
                                of Total Loans        Reserve  Reserves(000's)
March 31, 1997

Commercial and Industrial                35.6%           6.6%       $  1,553
Real Estate Construction                  2.3            0.1              23
Real Estate Long Term                    31.8            1.7             391
Installment                              26.0           24.6           5,783
Nontaxable                                3.6              -               -
Lease Financing                           0.7              -               5
Unallocated                                -            67.0          15,769
                                        ------------------------------------
                                        100.0%         100.0%        $23,524


December 31, 1996

Commercial and Industrial                34.8%           1.4%        $   329
Real Estate Construction                  2.4              -               5
Real Estate Long Term                    32.0            0.7             150
Installment                              26.3           24.8           5,708
Nontaxable                                3.8              -               -
Lease Financing                           0.7              -               -
Unallocated                                 -           73.1          16,810
                                        ------------------------------------
                                        100.0%         100.0%        $23,002

                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings
         Not applicable.

Item 2:  Changes in Securities
         Not applicable.

Item 3:  Defaults Upon Senior Securities
         Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Shareholders was held in Anchorage on March 18, 1997. At that time shareholders elected 24 Directors to the Board. All Directors stand for election annually.


                                               Votes for   Votes Withheld
       Director                                 Director   from Director

       Donald B. Abel, Jr.                     7,448,155       12,033
       Gary M. Baugh                           7,448,155       12,033
       Carl F. Brady, Jr.                      7,447,876       12,312
       Alec W. Brindle                         7,448,155       12,033
       Sharon (Burrell) Wikan                  7,446,947       13,241
       James O. Campbell                       7,448,155       12,033
       Jeffry J. Cook                          7,447,304       12,884
       Patrick S. Cowan                        7,447,304       12,884
       Roy Huhndorf                            7,447,274       12,914
       James H. Jansen                         7,448,155       12,033
       Donald L. Mellish                       7,448,155       12,033
       Emil R. Notti                           7,447,379       12,809
       Howard R. Nugent                        7,447,910       12,278
       Tennys B. Owens                         7,447,768       12,420
       Eugene A. Parrish, Jr.                  7,448,155       12,033
       J. Michael Pate                         7,447,938       12,250
       Martin R. Pihl                          7,447,462       12,726
       Edward F. Randolph                      7,447,304       12,884
       Edward B. Rasmuson                      7,448,155       12,033
       Maj. Gen. John Schaeffer (Ret.)         7,398,477       61,711
       Michael K. Snowden                      7,447,768       12,420
       Richard J. Strutz                       7,447,304       12,884
       George S. Suddock                       7,448,155       12,033
       Richard A. Wien                         7,448,155       12,033

       A total of 7,460,188 votes were presented in proxy and in person. Absent or no proxy votes amounted to 429,913.

       The shareholders also approved an amendment to the Company's Certificate of Incorporation to narrow the provision of preemptive rights by eliminating the preferential rights of shareholders to purchase treasury shares.

                 For      Against   Abstain     Total
              7,384,360   46,713    29,115    7,460,188

Item 5:  Other Information
         Not applicable.

Item 6:  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              Exhibit 27.  Financial Data Schedule
         (b)  Not applicable
                                     -12-

SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NATIONAL BANCORP OF ALASKA, INC.



    May 12, 1997                             /s/Edward B. Rasmuson
                                             Edward B. Rasmuson, Chairman
                                             of the Board

    May 12, 1997                             /s/Richard Strutz
                                             Richard Strutz, President

    May 12, 1997                             /s/Gary Dalton
                                             Gary Dalton, Executive Vice
                                             President and Controller
                                             (Principal Accounting Officer)