Form 10-Q
period 1997-06-30
NATIONAL BANCORP OF ALASKA INC
filed 1997-08-12
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1997

OR

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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of August 8, 1997:    7,867,003

                               Table of Contents




                                                                        Page

                                    PART I

Item 1   Financial Statements                                             3

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results                                                      7


                                    PART II

Item 1   Legal Proceedings                                               12

Item 2   Changes in Securities                                           12

Item 3   Defaults Upon Senior Securities                                 12

Item 4   Submission of Matters to a Vote of Security Holders             12

Item 5   Other Information                                               12

Item 6   Exhibits and Reports on Form 8-K                                12


ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                            THREE MONTHS        SIX MONTHS
(In Thousands Except Statistics)                            ENDED JUNE 30       ENDED JUNE 30

INTEREST INCOME:                                           1997      1996      1997      1996
  Loans & Lease Financing Including Fee                   $37,928   $35,910   $73,132   $69,489
  Balances with Banks                                           9        14        15        24
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell                                  32        33       163        33
  Investment Securities Including Dividends
    U.S. Treasury Securities                                2,969     2,885     6,112     6,138
    Obligations of Other U. S. Government
      Agencies and Corporation                              5,791     5,788    11,706    11,372
    Obligations of States & Political
      Subdivisions                                            157        92       327       185
    Mortgage and Asset Backed Securities                    2,515     2,362     5,013     4,769
    Other Securities                                        2,459     2,372     4,959     4,408
        TOTAL INTEREST INCOME                              51,860    49,456   101,427    96,418

INTEREST EXPENSE:
  Deposits                                                 13,192    12,262    26,178    23,952
  Federal Funds Purchased & Securities Sold
    Under Agreement to Repurchase                           4,776     4,411     8,909     8,646
  Other Purchased Funds                                         6         4         9         9
        TOTAL INTEREST EXPENSE                             17,974    16,677    35,096    32,607
        NET INTEREST INCOME                                33,886    32,779    66,331    63,811
  Provision for Loan Losses                                   900       750     1,800     1,500
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                          32,986    32,029    64,531    62,311

OTHER INCOME:
  Trust Department Income                                     580       527     1,177     1,028
  Service Charges on Deposit Accounts                       3,234     3,196     6,313     6,235
  Mortgage Loan Servicing Fees                              2,064     2,001     4,064     4,017
  Securities Transactions                                     355        --       543        --
  Credit Card Service Fees                                  1,823     1,487     3,186     2,801
  Other                                                     3,575     2,143     6,863     4,521
        TOTAL OTHER INCOME                                 11,631     9,354    22,146    18,602

OTHER EXPENSE:
  Salaries                                                  9,627     9,606    19,075    19,074
  Profit Sharing & Other Employee Benefits                  3,109     2,837     6,184     5,728
  Net Occupancy Expense of Bank Premises                    1,868     1,790     3,713     3,662
  Furniture & Equipment Expense                             2,315     2,392     4,574     4,450
  Other                                                     7,697     6,900    14,790    13,715
        TOTAL OTHER EXPENSE                                24,616    23,525    48,336    46,629

  Income Before Income Taxes                               20,001    17,858    38,341    34,284
    Applicable Income Taxes                                 6,999     6,413    13,337    12,214
        NET INCOME                                        $13,002   $11,445   $25,004   $22,070

  Per Share Statistics
     Net Income                                             $1.65     $1.44     $3.17     $2.77

  Average Number of Shares Outstanding                  7,873,816 7,968,800 7,884,004 7,968,800
  (See note to consolidated statements.)

                 CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                                 June 30        December 31
(In Thousands Except Statistics)                             1997        1996         1996
ASSETS:
  Cash and Due from Banks                              $  140,932  $  141,293   $  166,771
  Interest-Bearing Balances with Banks                      2,500         136          233
  Federal Funds Sold and Securities
    Purchases under agreement to resell                    50,260          --       20,000
  Investment Securities:
    Obligations of Other U. S. Government
      Agencies and Corporations                           304,069     306,049      317,145
    Obligations of States and Political Subdivisions       14,436       7,314       15,878
    Mortgage and Asset-Backed Securities                  139,793     132,811      144,738
    Other Securities                                      114,460     118,020      118,712
        Total Investment Securities                       572,758     564,194      596,473
        (Market Value $574,739 in 1997)
  Securities Available for Sale                           223,488     238,634      253,552
  Net Loans and Lease Financing                         1,466,057   1,437,646    1,446,978
  Less Reserve for Possible Loan Losses                   (23,478)    (20,887)     (23,002)
  Net loans and Lease Financing Less Reserves           1,442,579   1,416,759    1,423,976
  Loans Held For Sale                                      85,730      28,560       31,563

  Premises and Equipment                                   69,630      69,719       71,212
  Other Assets                                             99,054      85,342       84,704
        Total Assets                                   $2,686,931  $2,544,637   $2,648,484

LIABILITIES AND SHAREHOLDERS EQUITY:
  Demand Deposits                                      $  573,259  $  527,552  $   539,309
  Interest-Bearing Deposits:
    NOW                                                   173,744     149,913      174,470
    Savings                                               277,679     289,029      297,058
    Money Market Savings                                  291,622     286,084      304,000
    Time                                                  584,365     528,170      552,216
        Total Interest-Bearing Deposits                 1,327,410   1,253,196    1,327,744
        Total Deposits                                  1,900,669   1,780,748    1,867,053

  Federal Funds Purchased                                   2,976      30,615        7,655
  Securities Sold Under Agreement to Repurchase           352,883     334,396      356,914
  Other Purchased Funds                                     4,404       1,094          898
  Other Liabilities                                        36,786      35,754       38,561
        Total Liabilities                               2,297,718   2,182,607    2,271,081

  Shareholders Equity
   Common Stock-$10 Par Value    1997       1996           80,000      80,000       80,000
    Shares Authorized         10,500,000  10,500,000
    Shares Outstanding         8,000,000   8,000,000
   Capital Surplus                                         63,000      63,000       63,000
   Retained Earnings                                      251,429     217,803      234,303
   Net Unrealized Holding Losses on
    Available-For-Sale Securities                          2,168       1,653         2,405
   Less Treasury Stock at Cost (132,997 Shares on
    June 30, 1997 and 31,200 Shares on June 30, 1996      ( 7,384)       (426)      (2,305)
        Total  Shareholders Equity                        389,213     362,030      377,403
        Total Liabilities and Shareholders Equity      $2,686,931  $2,544,637   $2,648,484

  Per Share Statistics
  Net Book Value                                           $49.47      $45.43       $47.54
  (See note to consolidated statements.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Six Months Ended June 30                      1997       1996

OPERATING ACTIVITIES:
  Net Income                                              $ 25,004   $ 22,070
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                1,800      1,500
    Deferred Taxe Expense (Credit)                          (1,505)       235
    Depreciation and Amortization                            3,814      3,751
    Net Amortization on Securities                            (178)    (1,308)
    Gain on Security Transactions                             (543)        --
    Gain on Loan Sales                                        (140)      (969)
    Loss (Gain) on Disposal of Premises and Equipment           10         (9)
    Loss (Gain) on Disposal of Other Assets                    (36)       149
    Net Decrease (Increase) in Loans Held for Sale          (4,027)     5,509
    Increase in Interest Receivable, Prepaid Expense,
      and Other Assets                                      (2,593)    (2,989)
    Increase (Decrease) in Interest Payable, Accrued
      Expenses and Other Liabilities                         2,078    (1,744)

        Net cash Provided by Operating Activities           23,684     26,195

INVESTING ACTIVITIES:
  Net Decrease (Increase) in Federal Funds Sold and
    Interest Bearing Deposits with Other Banks             (32,527)     1,157
  Proceeds from Maturities of Securities Held to Maturity   71,374     68,822
  Proceeds from Maturities of Securities Available for Sale 34,125     35,000
  Proceeds from Sales of Securities Available for Sale      25,148         --
  Purchases of Securities Held to Maturity                 (46,427)   (78,656)
  Purchase of Securities Available for Sale                (30,344)    (3,911)
  Net Increase in Lending Activities                       (70,613)  (114,583)
  Proceeds from Sale of Premises and Equipment                  39         13
  Proceeds from Sale of Other Assets                         1,541        830
  Purchases of Premises, Equipment, and Other Assets       (15,365)   (15,419)

       Net Cash Used in Investing Activities               (63,049)  (106,747)

FINANCING ACTIVITIES:
  Net Increase in Total Deposit                             31,722     41,942
  Net Increase in Short-Term Borrowings                     (5,204)    38,565
  Acquision of Treasury Stock                               (5,079)        --
  Cash Dividends                                            (7,913)    (7,969)

       Net Cash Provided by Financing Activities            13,526     72,538


       Decrease in Cash and Cash Equivalents               (25,839)    (8,014)

  Cash and Cash Equivalents at Beginning of Year           166,771    149,307

          Cash and Cash Equivalents at End of June        $140,932   $141,293

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $13.0 million in the second quarter of 1997 compared to $11.4 million for the second quarter of 1996. Earnings per share were $1.65 as of June 30, 1997 up 15% from the $1.44 earned through June 30, 1996.

Return on average assets using annualized income from operations plus year-to-date net security gains was 1.92% for the six-month period ended June 30, 1997, compared to 1.79% for the six-month period ended June 30, 1996. The annualized return on average stockholders' equity was 13.16% for the first six months of 1997.

Net interest income increased $2,220,000 after the provision for loan loss recoveries during the first six months of 1997 compared to the same period during the previous year. Interest on earning assets increased $2.4 million from the second quarter of 1996 to the second quarter of 1997, while interest expense increased $1.3 million.

The provision for loan loss was $1,800,000 through June 30, 1997, compared to a provision for loan loss of $1,500,000 at June 30, 1996. The reserve for loan loss was 1.55% of outstanding loans at June 30, 1997 and 1.45% at June 30, 1996 and 1.59% at December 31, 1996. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 0.93% at June 30, 1997 from 1.23% at June 30, 1996, and decreased from 1.10% at December 31, 1996.

Non-interest income increased $3,544,000 for the first six months of 1997 over the same period in 1996 mainly du to encreased investment and income from Low Income Housing Partnerships. Non-interest expense increased by $1,707,000 over the first six months of 1996 due to an increase of $456,000 in employee benefits expenses and increase of $1,075,000 in other expenses.

Material Changes in Financial Condition

Total assets at June 30, 1997, were $2,686,931,000 an increase of 5.6% or $142,294,000 from the same period one year earlier, and an increase of $38,447,000 or 1.5% from December 31, 1996. Investment securities have increased by $8.6 million over the second quarter of 1996. Loans, leases and loans held for sale have increased $85.6 million over the same period in 1996. Included in loans held for sale at June 30, 1997 are $50 million in comsumer installment loans. Total deposits have increased by $119,921,000 from June 30, 1996, and increased by $33,616,000 from December 31, 1996.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $12 million from December 31, 1996, to $389 million at June 30, 1997. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:


                                                    June 30 December 31
                                    Minimum       1997      1996      1996
 Tier 1 Risk Based Capital Ratio       4%        18.52%    18.22%    18.45%
 Total Risk Based Capital Ratio        8         19.64     19.28     19.58
 Leverage Ratio                        4         14.71     14.29     14.13

Statistical Disclosures

The information as requested by the Securities and Exchange Commission of selected Guide 3-Statistical Disclosure by Bank Holding Companies as follows:

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                                    June 30      December 31
(In Thousands)                                   1997      1996      1996
Nonaccrual
  Commercial and industrial                     $5,867    $2,439    $1,451
  Real estate construction                         220       214       166
  Real estate long-term                          4,604     4,735     3,841
  Other                                            104        45        35
     Total                                      10,795     7,433     5,493

Restructured Loans
  Real estate construction                          80        90        85
  Real estate long-term                             93        97        95
     Total                                         173       187       180

Accruing loans past due 90 days or more          2,336     7,821     9,945

Other real estate owned                            270     2,237       326

Total nonperforming assets                     $13,574   $17,678   $15,944

Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                     0.93%     1.23%     1.10%


Potential Problem Loans

At March 31, 1997, an additional $34,296,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrow's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Reserve for Loan Loss
(In Thousands)                             June 30, 1997    December 31, 1996
Balance January 1                            $23,002            $21,529
Provision charged to operations                1,800              6,650
Recoveries on loans previously charged off     1,533              2,560
Less loans charged off                        (2,857)            (7,737)
Balance at end of period                     $23,478            $23,002

Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                   $  556           $  1,867
Real estate construction                           -                  6
Real estate long-term                             46              1,574
Consumer                                       1,786              3,232
Visa                                             469              1,058
     Total Charge Offs                         2,857              7,737
Recoveries:
Commercial loans and leases                      175                403
Real estate construction                           3                  5
Real estate long-term                            353                286
Consumer                                         929              1,633
Visa                                              73                233
     Total Recoveries                          1,533              2,560
     Net Charge Offs                          $1,324             $5,177

B.  Allocation of the Allowance for Loan Loss
                                                     Allocation of Reserves
                                                        To Loan Categories
                              Loan Category As a %  % of Total      Amount of
                                 of Total Loans       Reserve  Reserves(000's)
June 30, 1997

Commercial and Industrial               38.1%           6.8%       $ 1,585
Real Estate Construction                 2.6            0.1             11
Real Estate Long Term                   32.3            1.0            236
Installment                             22.8           25.9          6,090
Nontaxable                               3.5              -              -
Lease Financing                          0.7            0.4             98
Unallocated                                -           65.8         15,458
                                       100.0%         100.0%       $23,478


December 31, 1996

Commercial and Industrial               34.8%           1.4%       $   329
Real Estate Construction                 2.4              -              5
Real Estate Long Term                   32.0            0.7            150
Installment                             26.3           24.8          5,708
Nontaxable                               3.8              -              -
Lease Financing                          0.7              -              -
Unallocated                                -           73.1         16,810
                                       100.0%         100.0%       $23,002

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



                         NATIONAL BANCORP OF ALASKA, INC.





         August 11,1997       /s/Edward B. Rasmuson
          Date                Edward B. Rasmuson, Chairman
                              of the Board


         August 11, 1997      /s/Richad Strutz
          Date                Richard Strutz, President


         August 8, 1997       /s/Gary Dalton
          Date                Gary Dalton, Executive Vice
                              President and Controller
                              (Principal Accounting Officer)