Form 10-Q
period 1997-09-30
NATIONAL BANCORP OF ALASKA INC
filed 1997-11-13
CIK 705356

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1997

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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of November 7, 1997:    7,784,533

                                Table of Contents




                                                                       Page

                                     PART I

Item 1   Financial Statements                                             3

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        7


                                     PART II


Item 2   Changes in Securities                                           12

Item 3   Defaults Upon Senior Securities                                 12

Item 4   Submission of Matters to a Vote of Security Holders             12

Item 5   Other Information                                               12

Item 6   Exhibits and Reports on Form 8-K                                12

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                      THREE MONTHS           NINE MONTHS
(In Thousands Except Statistics)                  ENDED SEPTEMBER 30       ENDED SEPTEMBER 30

INTEREST INCOME:                                    1997        1996        1997          1996
  Loans & Lease Financing Including Fees          $38,442      $35,854    $111,574     $105,343
  Balances with Banks                                  15           15          30           39
  Federal Funds Sold                                1,434          678       1,597          711
  Investment Securities Including Dividends
    U.S. Treasury Securities                        3,044        2,919       9,156        9,057
    Obligations of Other U. S. Government
      Agencies and Corporation                      5,453        5,631      17,159       17,003
    Obligations of States & Political
      Subdivisions                                    154           95         481          280
    Mortgage and Asset Backed Securities            2,408        2,325       7,421        7,094
    Other Securities                                2,421        2,555       7,380        6,963
                                                  ---------------------------------------------
       TOTAL INTEREST INCOME                       53,371       50,072     154,798      146,490

INTEREST EXPENSE:
  Deposits                                         13,956       12,895      40,134       36,847
  Federal Funds Purchased & Securities Sold
    Under Agreement to Repurchase                   4,511        3,889      13,420       12,535
  Other Purchased Funds                                 2            4          11           13
                                                  ---------------------------------------------
       TOTAL INTEREST EXPENSE                      18,469       16,788      53,565       49,395
                                                  ---------------------------------------------
       NET INTEREST INCOME                         34,902       33,284     101,233       97,095
  Provision for Loan Losses                           900          750       2,700        2,250
                                                  ---------------------------------------------
       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                  34,002       32,534      98,533       94,845

OTHER INCOME:
  Trust Department Income                             688          571       1,865        1,599
  Service Charges on Deposit Accounts               3,226        3,109       9,539        9,344
  Mortgage Loan Servicing Fees                      2,060        2,021       6,124        6,038
  Securities Transactions                              89        1,036         632        1,036
  Credit Card Service Fees                          2,151        1,895       5,337        4,696
  Other                                             3,897        4,075      10,760        8,596
                                                  ---------------------------------------------
       TOTAL OTHER INCOME                          12,111       12,707      34,257       31,309

OTHER EXPENSE:
  Salaries                                          9,757        9,610      28,832       28,684
  Profit Sharing & Other Employee Benefits          3,186        2,901       9,370        8,629
  Net Occupancy Expense of Bank Premises            1,870        1,884       5,583        5,546
  Furniture & Equipment Expense                     2,293        2,391       6,867        6,841
  Other                                             7,757        9,227      22,547       22,942
                                                   --------------------------------------------
       TOTAL OTHER EXPENSE                         24,863       26,013      73,199       72,642

Income Before Income Taxes                         21,250       19,228      59,591       53,512
Applicable Income Taxes                             7,726        6,911      21,063       19,125
                                                  ---------------------------------------------
       NET INCOME                                 $13,524      $12,317     $38,528      $34,387
                                                  =============================================
  Per Share Statistics
  Net Income                                        $1.73        $1.55       $4.90        $4.32
                                                  =============================================
  Average Number of Shares Outstanding          7,830,409    7,957,387   7,865,943    7,964,968
  (See note to consolidated statements.)

              CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                             September 30       December 30
(In Thousands Except Statistics)                            1997        1996         1996
ASSETS:
  Cash and Due from Banks                              $  162,607  $  144,458   $  166,771
  Interest-Bearing Balances with Banks                        199       1,467          233
  Federal Funds Sold                                       87,000      45,000       20,000
  Investment Securities:
    Obligations of Other U. S. Government
    Agencies and Corporations                             315,141     284,496      317,145
    Obligations of States and Political Subdivisions       13,215      10,062       15,878
    Mortgage and Asset-Backed Securities                  131,334     124,939      144,738
    Other Securities                                      114,812     118,374      118,712
                                                       -----------------------------------
      Total Investment Securities                         574,502     537,871      596,473
       (Market Value $579,483 in 1997)
  Securities Available for Sale                           229,849     262,407      253,552
  Net Loans and Lease Financing                         1,456,076   1,447,489    1,446,978
  Less Reserve for Possible Loan Losses                   (22,709)    (20,276)     (23,002)
                                                       -----------------------------------
  Net loans and Lease Financing Less Reserves           1,433,367   1,427,213    1,423,976
  Loans Held for Sale                                      90,804      28,196       31,563

  Premises and Equipment                                   70,486      71,055       71,212
  Other Assets                                             99,423      87,070       84,704
                                                       -----------------------------------
        Total Assets                                   $2,748,237  $2,604,737   $2,648,484
                                                       ===================================
LIABILITIES AND SHAREHOLDERS EQUITY:
  Demand Deposits                                      $  571,739  $  584,045   $  539,309
  Interest-Bearing Deposits:
  NOW                                                     185,889     170,525      174,470
  Savings                                                 283,645     289,688      297,058
  Money Market Savings                                    301,360     294,914      304,000
  Time                                                    595,231     533,826      552,216
                                                       -----------------------------------
        Total Interest-Bearing Deposits                 1,366,125   1,288,953    1,327,744
                                                       -----------------------------------
        Total Deposits                                  1,937,864   1,872,998    1,867,053

  Federal Funds Purchased                                   1,673       1,903        7,655
  Securities Sold Under Agreement to Repurchase           382,467     324,317      356,914
  Other Purchased Funds                                       175       3,281          898
  Other Liabilities                                        34,076      32,888       38,561
                                                       -----------------------------------
        Total Liabilities                               2,356,255   2,235,387    2,271,081

 Shareholders Equity
   Common Stock-$10 Par Value     1997        1996         80,000      80,000       80,000
    Shares Authorized         10,500,000   10,500,000
    Shares Outstanding         8,000,000    8,000,000
   Capital Surplus                                         63,000      63,000       63,000
   Retained Earnings                                      261,061     226,143      234,303
   Net Unrealized Holding Losses on
     Available-For-Sale Securities                          2,480       1,559        2,405
      Less Treasury Stock at Cost
      215,467 Shares on September 30, 1997
      and 46,200 Shares on September 30, 1996             (14,559)     (1,352)      (2,305)
                                                       -----------------------------------
        Total  Shareholders Equity                        391,982     369,350      377,403
                                                       -----------------------------------
        Total Liabilities and Shareholders Equity      $2,748,237  $2,604,737   $2,648,484
                                                       ===================================
  Per Share Statistics
  Net Book Value                                           $50.35      $46.44       $47.54
                                                       ===================================
  (See note to consolidated statements.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Nine Months Ended September 30                 1997      1996

OPERATING ACTIVITIES:
  Net Income                                               $ 38,528  $ 34,387
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                 2,700     2,250
    Deferred Taxes                                              942      (190)
    Depreciation and Amortization                             5,734     6,271
    Amortization (Accretion) on Securities                     (610)   (1,290)
    Investment Security Transactions                           (632)   (1,036)
    Gain on Loan Sales                                         (230)   (1,035)
    Loss (Gain) on Disposal of Premises and Equipment             9      (160)
    Loss (Gain) on Disposal of Other Assets                     (10)        2
    Net Decrease (Increase) in Loans Held for Sale          (59,011)    5,938
    Increase in Interest Receivable, Prepaid Expense,
      and Other Assets                                         (271)     (811)
    Increase (Decrease) in Interest Payable, Accrued
      Expenses and Other Liabilities                            444    (2,843)
                                                            -----------------
      Net cash Provided by (Used in) Operating Activities   (12,407)   41,483

INVESTING ACTIVITIES:
  Net Increase  in Federal Funds Sold and Interest
    Bearing Deposits with Other Banks                       (66,966)  (45,174)
  Proceeds from Maturities of Securities Held to Maturity   112,083   104,282
  Proceeds from Maturities of Securities Available for Sale  37,129    35,000
  Proceeds from Sales of Securities Available for Sale       25,148    15,024
  Purchases of Securities Held to Maturity                  (87,293)  (86,742)
  Purchase of Securities Available For Sale                 (40,344)  (43,911)
  Net Increase in Lending Activities                        (12,301) (124,152)
  Proceeds from Sale of Premises and Equipment                   41       284
  Proceeds from Sale of Other Assets                          1,940     2,816
  Purchases of Premises, Equipment, and Other Assets        (23,824)  (25,358)
                                                            -----------------
      Net Cash Used in Investing Activities                 (54,387) (167,931)

FINANCING ACTIVITIES:
  Net Increase in Total Deposit                              67,883   132,517
  Net Increase in Short-Term Borrowings                      18,848     1,961
  Acquisition of Treasury Stock                             (12,254)     (926)
  Cash Dividends                                            (11,847)  (11,953)
                                                            -----------------
      Net Cash Provided by Financing Activities              62,630   121,599
                                                            -----------------
      Decrease in Cash and Cash Equivalents                  (4,164)   (4,849)

  Cash and Cash Equivalents at Beginning of Year            166,771   149,307
                                                            -----------------
      Cash and Cash Equivalents at End of September        $162,607  $144,458
                                                            =================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $13.5 million in the third quarter of 1997 compared to $12.3 million for the third quarter of 1996. Earnings per share were $1.73 for the third quarter 1997, up 11.6% from the $1.55 earned in the third quarter of 1996.

Return on average assets using annualized income from operations plus year-to-date net security gains was 1.94% for the nine-month period ended September 30, 1997, compared to 1.82% for the nine-month period ended September 30, 1996.
The annualized return on average stockholders' equity was 13.38% for the first nine months of 1997.

Net interest income increased $3,688,000 after the provision for loan losses during the first nine months of 1997 compared to the same period during the previous year. Interest on earning assets increased $8.3 million for the first nine months of 1997 compared to the same period in 1996, while interest expense increased $4.2 million.

The provision for loan loss was $2,700,000 at September 30, 1997, compared to $2,250,000 at September 30, 1996. The reserve for loan loss was 1.56% of outstanding loans at September 30, 1997 and 1.40% at September 30, 1996 and 1.59% at December 31, 1996. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 0.85% at September 30, 1997 from 1.25% at September 30, 1996, and decreased from 1.10% at December 31, 1996.

Non-interest income increased $2,948,000 for the first nine months 1997 over the same period in 1996 mainly due to increase investment and income from Low Income Housing Partnerships. Non-interest expense increased by $557,000 over the first nine months of 1996 primarily due to an increase in employee benefits.

Material Changes in Financial Condition

Total assets at September 30, 1997, were $2.7 billion, an increase of 5.5% or $143 million from the same period one year earlier, and an increase of $100 million or 3.8% from December 31, 1996. Investment securities have increased by $37 million from the third quarter of 1996. Loans, leases and loans held for sale have increased $71 million over the same period in 1996. Included in loans held for sale ate September 30, 1997 are $50 million in consumer installment loans. Total deposits have increased by $65 million from September 30, 1996 and $71 million from December 31, 1996.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $15 million from December 31, 1996, to $392 million at September 30, 1997. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                              September 30     December 31
                                    Minimum   1997     1996       1996
 Tier 1 Risk Based Capital Ratio      4%     18.62%   18.47%     18.45%
 Total Risk Based Capital Ratio       8      19.70    19.49      19.58
 Leverage Ratio                       4      14.32    14.22      14.13

Statistical Disclosures

Selected Guide 3-Statistical Disclosure by Bank Holding Companies

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                              September 30    December 31
(In Thousands)                               1997      1996      1996
Nonaccrual
  Commercial and industrial                $4,198    $2,698    $1,451
  Real estate construction                    222       166       166
  Real estate long-term                     4,412     4,023     3,841
  Other                                       284        45        35
                                           --------------------------
     Total                                  9,116     6,932     5,493
                                           --------------------------
Restructured Loans
  Real estate construction                     75        87        85
  Real estate long-term                        92       483        95
                                           --------------------------
     Total                                    167       570       180
                                           --------------------------
Accruing loans past due 90 days or more     3,124     8,432     9,945
                                           --------------------------
Other real estate owned                        --     2,180       326
                                           --------------------------
Total nonperforming assets                $12,407   $18,114   $15,944

Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                0.85%     1.25%     1.10%

Potential Problem Loans

At September 30, 1997, an additional $31,148,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrower's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Allowance for Loan Loss
(In Thousands)                           September 30, 1997  December 31, 1996
Balance January 1                               $23,002            $21,529
Provision charged to operations                   2,700              6,650
Recoveries on loans previously charged off        2,124              2,560
Less loans charged off                           (5,117)            (7,737)
                                                --------------------------
Balance at end of period                        $22,709            $23,002
                                                ==========================
Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                     $ 1,307            $ 1,867
Real estate construction                              -                  6
Real estate long-term                                71              1,574
Consumer                                          2,991              3,232
Visa                                                748              1,058
                                                --------------------------
     Total Charge Offs                            5,117              7,737
                                                --------------------------
Recoveries:
Commercial loans and leases                         253                403
Real estate construction                             11                  5
Real estate long-term                               355                286
Consumer                                          1,372              1,633
Visa                                                133                233
                                                --------------------------
     Total Recoveries                             2,124              2,560
                                                --------------------------
     Net Charge Offs                            $ 2,993            $ 5,177
                                                ==========================

B.  Allocation of the Allowance for Loan Loss
                                                     Allocation of Reserves
                                                        To Loan Categories
                              Loan Category As a %  % of Total     Amount of
                                   of Total Loans    Reserve   Reserves(000's)
September 30, 1997

Commercial and Industrial                 36.8%         8.0%        $ 1,825
Real Estate Construction                   2.7          0.1              15
Real Estate Long Term                     33.2          3.5             792
Installment                               22.8         27.4           6,237
Nontaxable                                 3.6            -               -
Lease Financing                            0.9          0.5             104
Unallocated                                  -         60.5          13,736
                                         ----------------------------------
                                         100.0%       100.0%        $22,709

December 31, 1996
Commercial and Industrial                 34.8%         1.4%        $   329
Real Estate Construction                   2.4            -               5
Real Estate Long Term                     32.0          0.7             150
Installment                               26.3         24.8           5,708
Nontaxable                                 3.8            -               -
Lease Financing                            0.7            -               -
Unallocated                                  -         73.1          16,810
                                         ----------------------------------
                                         100.0%       100.0%        $23,002

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

            (b)  Not applicable.

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NATIONAL BANCORP OF ALASKA, INC.



  November 12, 1997                /s/Richard Strutz
       Date                        Richard Strutz, President



  November 12, 1997                /s/Gary Dalton
       Date                        Gary Dalton, Executive Vice President
                                   and Controller (Principal Accounting
                                   Officer)