Form 10-K
period 1997-12-31
NATIONAL BANCORP OF ALASKA INC
filed 1998-03-24
CIK 705356

        Cover Form
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended            December 31, 1997

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

                          Yes  X    No

Aggregate market value of common stock held by nonaffiliates of National Bancorp of Alaska, Inc., based on the closing bid price of the stock at February 24, 1998: $379,758,441

The registrant has one class of common stock, $10 par value. Numbers of shares outstanding at February 24, 1998: 7,756,415.

                      Documents Incorporated By Reference

        Documents                    Parts of Form 10-K into which incorporated
1997 Annual Report to Shareholders                       Part I and II
Proxy Statement for the March 17, 1998
Annual Meeting of Shareholders                           Part III
Form S-14, File No. 2-78795 for August 11, 1982          Part IV

                               Table of Contents

                                    Part I

                                                                   Page

Item 1  Business................................................... 2

Item 2  Properties................................................. 8

Item 3  Legal Proceedings.......................................... 8

Item 4  Submission of Matters to a Vote of Security Holders........ 8

                                    Part II

Item 5  Market for the Registrant's Common Equity and
        Related Stockholder Matters................................ 9

Item 6  Selected Financial Data.................................... 9

Item 7  Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............. 9

Item 8  Financial Statements and Supplementary Data ...............11

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure....................... 12

                                   Part III

Item 10 Directors and Executive Officers of the Registrant........ 13

Item 11 Executive Compensation.................................... 13

Item 12 Security Ownership of Certain Beneficial Owners
        and Management............................................ 13

Item 13 Certain Relationships and Related Transactions............ 13

                                    Part IV

Item 14 Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K....................................... 14

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

For additional information concerning the business of National Bancorp of Alaska, Inc. and its subsidiaries, see pages 2 through 18 of National Bancorp of Alaska, Inc.'s 1997 Annual Report to Shareholders (Annual Report), which is incorporated in this Item 1 by reference.

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

As of December 31, 1997, the Bank's banking operations are conducted from 53 banking offices, 3 loan offices and 64 electronic branches located throughout the state of Alaska, including 15 banking offices and 26 electronic branches in Anchorage.

Trust Services

The Bank's Trust Department offers services to individuals and corporations throughout Alaska including estate planning, settlement of estates, administration of living and testamentary trusts, management of investment agency accounts, custodianships, and administration of employee benefit trusts. The Bank had trust assets of approximately $1,974 million under its supervision as of December 31, 1997.

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

Employment

The Bank employs approximately 1,103 people. Management considers employment relations to be good. None of the Bank's employees are covered by a collective bargaining agreement.

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

Statistical Disclosure

The information as required by the Securities and Exchange Commission's Guide 3
- Statistical Disclosure by Bank Holding Companies is incorporated herein by reference to the Registrant's 1997 Annual Report to Shareholders.


          Description                                         Annual Report
                                                               Page Numbers

I.    Distribution of Assets, Liabilities and Stockholders'
      Equity; Interest Rate and Interest Differential:

     A. and B.   Average Balance Sheet Combined with an
                 Analysis of Net Interest Earnings.................. 44-45

     C.          Analysis of Changes in Net Interest
                 Income due to rate and volume...................... 45

II.   Investment Portfolio:

     A.          Book Value of Investments.......................... 38

     B.          Weighted Average Yield............................. 38

III.  Loan Portfolio:

     A.          Types of Loans for Each Reported Period............ 39

     B.          Maturities and Sensitivity to Changes in
                 Interest Rates..................................... 39

     C.          Risk Elements...................................... 40

IV.   Summary of Loan Loss Experience:

     A.          Analysis of Allowances for Loan
                 Loss Experience.................................... 41

V.    Deposits:

     A.          Average Balance by Type............................ 42

     B.          Large TCD Maturities - Over $100,000............... 39

VI.   Return on Equity and Assets
      Selected Ratios for Each Reported Period...................... 43

VII.  Short-Term Borrowings......................................... 42

III.  Loan Portfolio

      C.   Risk Elements.

Potential Problem Loans

At December 31, 1997, an additional $66,366,000 in loans are being closely monitored by management. These loans are not included in any category of non-performing loans. However, management has concern about the borrowers' abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

Foreign Outstandings

There were no foreign outstandings to individual countries as of December 31, 1997.

IV.  Summary of Loan Loss Experience:

     B.  Allocation of the Allowance for Loan Losses:

                                                    Allocation of Reserves
                                                     To Loan Categories
                                                  _____________________________
                            Loan Category As a %  % of Total     Amount of
                              of Total Loans       Reserves    Reserves (000's)
December 31, 1997
Commercial and Industrial           37.1%            9.1%              $2,235
Real Estate Construction             2.3             0.1                   13
Real Estate Long-Term               33.5             1.4                  350
Installment                         22.7            31.4                7,707
Nontaxable                           3.5               -                    -
Lease Financing                      0.9             0.2                   44
Unallocated                            -            57.8               14,181
                                   ------------------------------------------
                                   100.0%          100.0%             $24,530

December 31, 1996
Commercial and Industrial           34.8%            1.4%                $329
Real Estate Construction             2.4               -                    5
Real Estate Long-Term               32.0             0.7                  150
Installment                         26.3            24.8                5,708
Nontaxable                           3.8               -                    -
Lease Financing                      0.7               -                    -
Unallocated                            -            73.1               16,810
                                   ------------------------------------------
                                   100.0%          100.0%             $23,002

December 31, 1995
Commercial and Industrial           35.5%            2.2%                $468
Real Estate Construction             1.9               -                    3
Real Estate Long-Term               31.9             1.2                  267
Installment                         25.0            15.3                3,288
Nontaxable                           4.8             0.4                   81
Lease Financing                      0.9               -                    -
Unallocated                            -            80.9               17,422
                                   ------------------------------------------
                                   100.0%          100.0%             $21,529

December 31, 1994
Commercial and Industrial           35.9%            5.4%              $1,035
Real Estate Construction             1.8             0.9                  165
Real Estate Long-Term               33.9             2.3                  442
Installment                         22.1            13.8                2,664
Nontaxable                           5.5             0.8                  152
Lease Financing                      0.8               -                    -
Unallocated                            -            76.8               14,768
                                   ------------------------------------------
                                   100.0%          100.0%             $19,226

December 31, 1993
Commercial and Industrial           37.9%           21.3%              $3,704
Real Estate Construction             2.6             0.2                   35
Real Estate Long-Term               33.9            13.0                2,271
Installment                         18.2             6.9                1,195
Nontaxable                           6.5             3.4                  587
Lease Financing                      0.9               -                    -
Unallocated                            -            55.2                9,616
                                   ------------------------------------------
                                   100.0%          100.0%             $17,408

ITEM 2.  PROPERTIES

The Bank's main banking office is at its headquarters building, which is located at Northern Lights Boulevard and C Street, Anchorage, Alaska.

In addition to its headquarters building, the Bank owns 40 of its banking offices (including four which are subject to ground leases) and leases 79 other banking and loan offices under agreements expiring between 1997 and 2031.

ITEM 3.  LEGAL PROCEEDINGS

For information concerning legal proceedings, see Note 10 of "Notes to Financial Statements" at page 30 of the Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

For information concerning market for the registrant's common equity and related stockholder matters, reference is made to page 46 of the Annual Report, which is incorporated herein by reference.

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


ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the prior ten years is incorporated herein by reference on pages 20-21 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations see "Management Discussion and Analysis" at pages 36 through 45, and the Chairman's message to shareholders on page 2 of the Annual Report, which are incorporated herein by reference.

Item 7A    Interest Rate Sensitivity
December 31, 1997

The table below provides information about the Corporation's material financial instruments that are sensitive to changes in interest rates, including earning asset and deposit liabilities. For all non-amortizing financial instruments other than variable rate instruments, cash flows and weighted average rates are based on contractual maturity dates and rates. For investment securities subject to prepayment, the table presents principal cash flows based on recent prepayment rates. For variable rate financial instruments, cash flows and weighted average rates are based on the earliest repricing opportunity. For amortizing loans cash flows are based on scheduled amortization of principal payments and contractual maturity dates. Interest bearing demand and saving accounts with no stated maturity, which reprice at management's discretion, are included in the first year category.

A discussion of the Corporation's exposure to interest rate sensitivity and how the risk is managed is included in the annual report on page 38.

(In Thousands)                     Expected Maturity/Repricing Date
                                1998    1999     2000    2001     2002  There-     Total      Fair
                                                                        after                Value
                           --------------------------------------------------------------------------
Fixed Rate Assets
Investment securities        144,906  178,952   99,113  61,362   57,024  68,105   609,462     615,784
    Average interest rate      6.86%    6.68%    6.98%   6.94%    7.04%   7.38%     6.91%
Securities available for sale 35,047   76,994   45,510  10,253   35,671  25,264   228,739     228,739
    Average interest rate      6.95%    7.15%    6.32%   6.74%    6.46%   6.25%     6.73%
Interest-bearing balances
  with banks                     150                 -       -        -       -       150         150
    Average interest rate      5.03%        -        -       -        -       -     5.03%
Federal funds sold and
  securities purchased
  under agreement to resell  100,000        -        -       -        -       -   100,000     100,000
    Average interest rate      5.65%        -        -       -        -       -     5.65%
Loans and leases             290,809  147,306  121,258  92,772   66,456 194,139   912,740     914,728
    Average interest rate      8.80%    9.84%   10.07%   9.27%    9.20%   9.64%     9.39%
Loans held for sale           58,304        -        -       -        -       -    58,304      58,302
    Average interest rate      7.57%        -        -       -        -       -     7.57%

Variable Rate Assets
Loans and leases             499,134   30,875   15,753   2,540    3,062   7,357   558,721     558,721
    Average interest rate      9.52%    9.02%    8.91%   9.13%    9.47%   8.69%     9.46%
                           --------------------------------------------------------------------------
Total Earning Assets       1,128,350  434,127  281,634 166,927  162,213 294,865 2,468,116   2,476,424
                           ==========================================================================

Fixed Rate Liabilities
Time deposits                400,630  115,234    9,839     749    7,676   1,108   535,236     536,205
    Average interest rate      5.28%    5.41%    5.60%   6.07%    6.14%   5.92%     5.33%
Other deposits               787,242        -        -       -        -       -   787,242     787,242
    Average interest rate      3.05%        -        -       -        -       -     3.05%
Purchased funds              362,512      250        -       -        -       -   362,762     362,754
    Average interest rate      4.79%    6.00%        -       -        -       -     4.79%

Variable Rate Liablilities
Time Deposits                 75,679        -        -       -        -       -    75,679      75,679
    Average interest rate      5.39%        -        -       -        -       -     5.39%
                           --------------------------------------------------------------------------
Total Interest Bearing
Liabilities                1,626,063  115,484    9,839     749    7,676   1,108 1,760,919   1,761,880
                           ==========================================================================

Interest Sensitivity Gap   (497,713)  318,643  271,795 166,178  154,537 293,757   707,197
Cumulative Gap                       (179,070)  92,725 258,903  413,440 707,197
Ratio of Interest Sensitive
   Assets to Interest
    Sensitive Liabilities        .69     3.76    28.62  222.87    21.13  266.12
Cumulative Ratio                 .69      .90     1.05    1.15     1.23    1.40

Nonperforming Assets

Other real estate owned decreased from $326,000 at December 31, 1996 to $150,000 at December 31, 1997. Assets with a book value of $536,000 were sold.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and the consolidated financial statements and notes to consolidated financial statements on pages 22 through 35 of the Annual Report are incorporated herein by reference.

The quarterly financial data on page 46 of the Annual Report is incorporated herein by reference.


ITEM 9. CHANGE IN ACCOUNTANTS

Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and executive officers of National Bancorp of Alaska, Inc., see "Election of Directors" at pages 1 through 5 of the Proxy Statement for the March 17, 1998, Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table sets forth the executive officers of the Bank, all of whom serve at the discretion of the Board, their ages and their positions with the
Bank:

                                                                 Served as an
                         Positions and Offices Currently     Executive Officer
    Name            Age         Held with Bank                    Since
------------------------------------------------------------------------------
Donald L. Mellish   70   Chairman of the Executive Committee      1964
Edward B. Rasmuson  57   Chairman of the Board of Directors       1972
Richard Strutz      47   President                                1985
Kathleen Soderberg  49   Executive Vice President and Treasurer   1982
Gary Dalton         43   Executive Vice President                 1988
James Cloud         44   Executive Vice President                 1997



ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to pages 8 through 11 of the Proxy Statement for the March 17, 1998, Annual Meeting of Shareholders, which is incorporated herein by reference for information concerning management remuneration and transactions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

For information concerning the Corporation's security ownership by certain beneficial owners and management, reference is made to pages 1 through 10 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see page 11 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          FORM 8-K

  (a)  The following documents are filed as part of the report:

       1.   Financial Statements

            The following consolidated financial statements of National Bancorp of Alaska, Inc. and its subsidiaries and report of independent auditors are incorporated in Item 8 by reference from the 1997 Annual Report to Shareholders. Page number references are to the Annual Report:

            National Bancorp of Alaska and subsidiaries:            Page

            Consolidated Statements of Condition
            December 31, 1997 and 1996.............................. 23

            Consolidated Statements of Income
            Years ended December 31, 1997, 1996, and 1995........... 22

            Consolidated Statements of Cash Flows
            Years ended December 31, 1997, 1996, and 1995........... 24

            Consolidated Statements of Changes in Shareholders'
            Equity Years ended December 31, 1997, 1996, and 1995.... 25

            Notes to Consolidated Financial Statements.............. 25-35

            Report of Independent Auditors.......................... 35

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

            (13) Annual Report to shareholders for the year ended
                 December 31, 1997.

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

                 National Bank of Alaska and
                 subsidiaries                                   Alaska

                    National Bank of Alaska
                    Leasing Corporation                         Alaska

                    NBA Advertising, Inc.                       Alaska

                    NBA International Banking Corporation     Washington

                    Alaska Bankcard Center, Inc.                Alaska

                    NBA Mortgage Corporation                   Delaware

                    Northland Credit Corporation                Alaska

                 NB Aviation, Inc.                             Delaware

            (22) There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

            (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               There were two 8-K reports filed during the quarter ended December 31, 1997. They are as follows:

               The October 3, 1997 8-K reported the increase of the authorization to repurchase stock from 300,000 to 500,000 shares. No financial statements were included.

               The October 24, 1997 8-K reported the revised intention to ask the shareholders to amend National Bancorp of Alaska certificate to 42 million shares to allow for a four-for-one stock split rather than the two-for-one split previously announced. The shareholders will be asked to vote at the annual meeting on March 17, 1998. No financial statements were included.

          (c)  Exhibits - See list of exhibits set forth above at Item 14(a)3.

          (d)  Financial Statement Schedules

                Schedules required to be filed in response to this portion of
                Item 14 are listed above in Item 14(a)2.

Report of independent auditors for Form 10-K for the year ended December 31, 1997, is incorporated herein by reference in Item 14(a)1.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANCORP OF ALASKA, INC.

March 17, 1998                       By  /s/Edward B. Rasmuson
Date                                     Edward B. Rasmuson, Chairman of
                                         the Board and Director (Principal
                                         Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 17, 1998                           /s/Edward B. Rasmuson
Date                                     Edward B. Rasmuson, Chairman of
                                         the Board and Director (Principal
                                         Executive Officer)

March 17, 1998                           /s/Richard Strutz
Date                                     Richard Strutz, President and
                                         Director (Principal Financial Officer)

March 17, 1998                           /s/Gary Dalton
Date                                     Gary Dalton, Senior Vice President
                                         (Principal Accounting Officer)

March 17, 1998                           /s/Donald B. Abel, Jr.
Date                                     Donald B. Able, Director

March 17, 1998                           /s/Gary M. Baugh
Date                                     Gary M. Baugh, Director

March 17, 1998                           /s/Carl F. Brady, Jr.
Date                                     Carl F. Brady, Jr., Director

March 17, 1998                           /s/Alec W. Brindle
Date                                     Alec W. Brindle, Director

March 17, 1998                           /s/James O. Campbell
Date                                     James O. Campbell, Director

March 17, 1998                           /s/Patrick S. Cowan
Date                                     Patrick S. Cowan, Director

March 17, 1998                           /s/Roy Huhndorf
Date                                     Roy Huhndorf, Director

March 17, 1998                           /s/James H. Jansen
Date                                     James H. Jansen, Director

March 17, 1998                           /s/Donald L. Mellish
Date                                     Donald L. Mellish, Director

March 17, 1998                           /s/Emil Notti
Date                                     Emil Notti, Director

March 17, 1998                           /s/Howard R. Nugent
Date                                     Howard R. Nugent, Director

March 17, 1998                           /s/Tennys B. Owens
Date                                     Tennys B. Owens, Director

March 17, 1998                           /s/Eugene A. Parrish
Date                                     Eugene a. Parrish, Director

March 17, 1998                           /s/Michael Pate,
Date                                     Michael Pate, Director

March 17, 1998                           /s/Martin R. Pihl,
Date                                     Michael Pate, Director

March 17, 1998                           /s/Edward F. Randolph
Date                                     Edward F. Randolph, Director

March 17, 1998                           /s/Major General John Schaeffer
Date                                     Major General John Schaefer(Ret.)
                                         Director

March 17, 1998                           /s/Michael K. Snowden
Date                                     Michael K. Snowden, Director

March 17, 1998                           /s/George S. Suddock
Date                                     George S. Suddock, Director

March 17, 1998                           /s/Richard A. Wien
Date                                     Richard A. Wien, Director

March 17, 1998                           /s/Sharon Wikan
Date                                     Sharon Wikan, Director