Form 10-Q
period 1998-03-31
NATIONAL BANCORP OF ALASKA INC
filed 1998-05-14
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1998

                                      OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

The registrant has one class of Common Stock, $2.50 par value.
Number of shares outstanding as of May 8, 1998:    31,035,608

                               Table of Contents
                                                         Page

                                    Part I

Item 1  Financial Statements................................3

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results of Operations....8

                                    Part II

Item 1  Legal Proceedings...................................13

Item 2  Changes in Securities...............................13

Item 3  Defaults Upon Senior Securities.....................13

Item 4  Submission of Matters to a Vote of Security Holders.13

Item 5  Other Information...................................14

Item 6  Exhibits and Reports on Form 8-K....................14

ITEM 1.  FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands Except Statistics) Three Months Ended March 31
                                                          1998         1997
INTEREST INCOME:
Loans & Lease Financing Including Fee                  $37,117      $35,204
Balances with Banks                                          8            6
Federal Funds Sold                                       1,398          131
Investment Securities Including Dividends
   U.S. Treasury Securities                              2,814        3,143
   Obligations of Other U. S. Government
       Agencies and Corporation                          5,992        5,915
   Obligations of States & Political
       Subdivisions                                        113          170
   Mortgage and Asset-Backed Securities                  2,942        2,498
   Other Securities                                      2,360        2,500
                                                        -------------------
               TOTAL INTEREST INCOME                    52,744       49,567

INTEREST EXPENSE:
Deposits                                                14,040       12,986
Federal Funds Purchased & Securities Sold
   Under Agreement to Repurchase                         4,607        4,133
Other Purchased Funds                                        3            3
                                                        -------------------
               TOTAL INTEREST EXPENSE                   18,650       17,122
                                                        -------------------
               NET INTEREST INCOME                      34,094       32,445
Provision for Loan Losses                                1,200          900
                                                        -------------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                32,894       31,545

OTHER INCOME:
Trust Department Income                                    672          597
Service Charges on Deposit Accounts                      3,289        3,079
Mortgage Loan Servicing Fees                             2,404        2,000
Securities Transactions                                      -          148
Gains on limited partnership investments                   368           68
Credit Card Service Fees                                 1,518        1,363
Other                                                    4,157        3,260
                                                        -------------------
               TOTAL OTHER INCOME                       12,408       10,515

OTHER EXPENSE:
Salaries                                                10,016        9,448
Profit Sharing & Other Employee Benefits                 3,219        3,075
Net Occupancy Expense of Bank Premises                   2,002        1,845
Furniture & Equipment Expense                            2,140        2,259
Other                                                    8,170        7,093
                                                        -------------------
                 TOTAL OTHER EXPENSE                    25,547       23,720
                                                        -------------------
Income Before Income Taxes                              19,755       18,340
Applicable Income Taxes                                  7,067        6,338
                                                        -------------------
                 NET INCOME                            $12,688      $12,002
                                                        ===================
    Per Share Statistics
    Net Income                                         $  0.41      $  0.38
                                                        ===================
   Average Number of Shares Outstanding              31,038,636   31,577,220
   (See note to consolidated statements.)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands Except Statistics) Three Months Ended March 31
                                                            1998      1997
Net income                                               $12,688    12,002
Other comprehensive income, net of taxes:
  Unrealized losses securities:
    Unrealized holding losses arising during period         (349)     (884)
    Less:  reclassification adjustment for gains
      included in net income                                   -       148
                                                          ----------------
  Other comprehensive income                                (349)   (1,032)
                                                          ----------------
Comprehensive Income                                     $12,339   $10,970
                                                          ================

                CONSOLIDATED STATEMENTS OF CONDITION  (Unaudited)

                                                              March 31
December 31
(In Thousands Except Statistics)                         1998        1997        1997
ASSETS:
  Cash and Due from Banks                            $  170,568  $  124,953 $  155,849
  Interest-Bearing Balances with Banks                      185         451        150
  Federal Funds Sold                                     23,000          --    100,000
  Investment Securities:
    Obligations of Other U. S. Government
      Agencies and Corporations                         352,040     330,371    301,178
    Obligations of States and Political Subdivisions     11,037      15,211     11,864
    Mortgage and Asset-Backed Securities                164,579     144,601    181,218
    Other Securities                                    115,605     119,137    115,202
                                                      -------------------------------
      Total Investment Securities                       643,261     609,320    609,462
        (Market Value $648,027 in 1998)
  Securities Available for Sale                         236,901     231,529    228,739
  Net Loans and Lease Financing                       1,476,024   1,466,318  1,471,461
    Less Reserve for Loan Losses                        (24,774)    (23,524)   (24,530)
                                                      --------------------------------
    Net Loans and Lease Financing Less Reserves       1,451,250   1,442,794  1,446,931

  Loans Held for Sale                                    55,793      22,396     58,304

  Premises and Equipment                                 70,279      70,161     71,037
  Limited partnership investments                        48,653      36,901     50,408
  Other Assets                                           55,339      58,390     56,186
                                                      --------------------------------
        Total Assets                                 $2,755,229  $2,596,895 $2,777,066
                                                      ================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Demand Deposits                                   $   550,539 $   483,488$   583,184
  Interest-Bearing Deposits:
    NOW                                                 204,111     166,315    193,474
    Savings                                             285,898     288,721    298,680
    Money Market Savings                                290,817     288,077    295,088
    Time                                                614,663     564,043    610,915
                                                      --------------------------------
        Total Interest-Bearing Deposits               1,395,489   1,307,156  1,398,157
                                                      --------------------------------
        Total Deposits                                1,946,028   1,790,644  1,981,341

  Federal Funds Purchased                                 5,935      39,088      2,761
  Securities Sold Under Agreement to Repurchase         353,245     343,831    359,865
  Other Purchased Funds                                     116         877        136
  Other Liabilities                                      43,332      41,635     34,082
                                                      --------------------------------
        Total Liabilities                             2,348,656   2,216,075  2,378,185

  Shareholders' Equity         1998        1997
                           ----------------------
   Common Stock - Par Value    2.50      $10.00          80,000      80,000     80,000
    Shares Authorized      40,000,000  10,500,000
    Shares Outstanding     32,000,000   8,000,000
   Surplus                                               63,039      63,000     63,000
   Undivided Profits                                    278,718     242,361    269,909
   Net Unrealized Holding Gains(Losses) on
     Available-for-Sale Securities                        2,700       1,373      3,049
   Less Treasury Stock at Cost
     974,340 on March 31, 1998 and
      112,997 Shares on March 31, 1997                  (17,884)     (5,914)   (17,077)
                                                      --------------------------------
        Total  Shareholders' Equity                     406,573     380,820    398,881
                                                      --------------------------------
        Total Liabilities and Shareholders Equity    $2,755,229  $2,596,895 $2,777,066
                                                      ================================
Per Share Statistics
Net Book Value                                           $13.10      $12.07     $12.82
(See note to consolidated statements.)                ================================

                                       -5-

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Three Months Ended March 31                     1998      1997

OPERATING ACTIVITIES:
  Net Income                                                $ 12,688  $ 12,002
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Provision for Loan Losses                                 1,200       900
     Deferred Taxes                                           (1,584)     (482)
     Depreciation and Amortization                             1,979     1,897
     Net amortization on Securities                             (144)       62
     Investment Security Transactions                           (368)     (216)
     Gain on Loan Sales                                         (287)      (82)
     Loss on Disposal of Premises and Equipment                    -        19
     Gain on Sale of Other Assets                                 (5)       (2)
     Net Decrease in Loans Held for Sale                       2,798     9,249
     Decrease (Increase) in Interest Receivable,
         Prepaid Expense, and Other Assets                     1,541    (1,365)
     Increase in Interest Payable, Accrued
         Expenses and Other Liabilities                        6,108     3,911
                                                             -----------------
            Net Cash Provided by Operating Activities         23,926    25,893

INVESTING ACTIVITIES:
   Net Decrease  in Federal Funds Sold, and Interest
     Bearing Deposits with Other Banks                        76,965    19,782
   Proceeds from Maturities of Securities Held to Maturity    47,261    31,633
   Proceeds from Maturities of Securities Available for Sale  16,336    20,000
   Proceeds from Sales of Securities Available for Sale            -    25,148
   Purchases of Securities Held to Maturity                  (80,927)  (44,253)
   Purchases of Securities Available for Sale                (25,075)  (25,000)
   Net Increase in Lending Activities                         (5,597)  (19,928)
   Proceeds from Sales of Premises and Equipment                   -         4
   Proceeds from Sale of Other Assets                          8,028       324
   Purchases of Premises, Equipment, and Other Assets         (5,914)   (6,835)
                                                             -----------------
           Net Cash Provided by Investing Activities          31,077       875

FINANCING ACTIVITIES:
   Net Decrease in Total Deposit                             (32,167)  (79,337)
   Net Increase in Short-Term Borrowings                      (3,466)   18,329
   Acquisition of Treasury Stock                              (2,262)   (3,609)
   Sale of Treasury Stock                                       1,493        -
   Cash Dividends                                             (3,882)   (3,969)
                                                             -----------------
           Net Cash Used in Financing Activities             (40,284)  (68,586)
                                                             -----------------
          Increase (Decrease) in Cash and Cash Equivalents    14,719   (41,818)

   Cash and Cash Equivalents at Beginning of Year            155,849   166,771
                                                             -----------------
           Cash and Cash Equivalents at End of March        $170,568  $124,953
                                                             =================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The statements should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Registrant's annual report for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals necessary for a fair presentation) have been included.


Note B - Stock Split

On March 17, 1998, the Corporation declared a four-for-one stock split. The stock split was effective on April 27, 1998. Prior year earnings and net book value are restated for subsequent stock splits.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $12.7 million in the first quarter of 1998 compared to $12.0 million for the first quarter of 1997. Earnings per share were $0.41 as of March 31, 1998 up 8% from the $0.38 earned through March 31, 1997 restated to reflect subsequent four-for-one stock split declared on March 17, 1998 and issued on April 27, 1998.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.86% for the three-month period ended March 31, 1998, compared to 1.87% for the three-month period ended March 31, 1997. The annualized return on average stockholders' equity was 12.66% for the first three months of 1998.

Net interest income increased $1,349,000 after the provision for loan losses during the first three months of 1998 compared to the same period during the previous year. The increase is due to increased loan activity. Interest on earning assets increased $3.2 million from the first quarter of 1997 to the first quarter of 1998, while interest expense increased $1.5 million.

The provision for loan loss was $1,200,000 at March 31, 1998, compared to a provision for loan losses $900,000 at March 31, 1997. The reserve for loan loss was 1.68% of outstanding loans at March 31, 1998 and 1.60% at March 31, 1997 and 1.67% at December 31, 1997. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned increased to 1.01% at March 31, 1998 from 1.00% at March 31, 1997, and decreased from 1.08% at December 31, 1997.

Non-interest income increased $1,893,000 for the first quarter from the same period in 1997. Non-interest expense increased by $1,827,000 over the first quarter one year ago. Increases include $712,000 in personnel and benefits expenses and $1,077,000 in other expense.

Material Changes in Financial Condition

Total assets at March 31, 1998, were $2,755,229,000 an increase of 6.1% or $158 million from the same period one year earlier, and an decrease of $22 million or 0.8% from December 31, 1997. Investment securities have increased by $34 million over the first quarter of 1997. Loans and leases and loans held for sale have increased $43 million over the same period in 1997. Total deposits have increased by $155 million from March 31, 1997, and decreased by $35 million from December 31, 1997.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $7.7 million from December 31, 1996, to $406.6 million at March 31, 1998. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for Tier 1, total capital and leverage ratios which were 4%, 8% and 3%, respectively. The Corporation's and National Bank of Alaska's ratios are as follows:

                                                      March 31    December 31
                                                  1998      1997      1997
 Tier 1 Risk Based Capital Ratio
    National Bancorp of Alaska, Inc.            18.73%    18.77%    18.58%
    National Bank of Alaska                     12.52     13.31     12.37
 Total Risk Based Capital Ratio
    National Bancorp of Alaska, Inc.            19.88%    19.93%    19.73%
    National Bank of Alaska                     13.75     14.55     13.60
 Leverage Ratio
    National Bancorp of Alaska                  14.80%    14.71%    14.12%
   National Bank of Alaska                       9.57     10.14      9.18

Statistical Disclosures

The information as requested by the Securities and Exchange Commission of selected
 Guide 3-Statistical Disclosure by Bank Holding Companies as follows:

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                                      March 31      December 31
(In Thousands)                                     1998      1997      1997
Nonaccrual
  Commercial and industrial                    $ 6,616    $3,618   $ 5,342
  Real estate construction                         323       166       323
  Real estate long-term                          4,763     4,070     4,298
  Other                                            651        35        76
                                                --------------------------
     Total                                      12,353     7,889    10,039
                                                --------------------------
Restructured Loans
  Real estate construction                           -        83         -
  Real estate long-term                             89        94        90
                                                --------------------------
     Total                                          89       177        90
                                                --------------------------
Accruing loans past due 90 days or more          2,201     6,161     5,627
                                                --------------------------
Other real estate owned                            208       396       150
                                                --------------------------
Total nonperforming assets                     $14,851   $14,623   $15,906

Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                     1.01%     1.00%     1.08%

Potential Problem Loans

At March 31, 1997, an additional $57,113,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrower's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Reserve for Loan Loss
(In Thousands)                               March 31, 1998   December 31, 1997
Balance January 1                                $24,530            $23,002
Provision charged to operations                    1,200              5,400
Recoveries on loans previously charged off         1,002              3,333
Less loans charged off                            (1,958)            (7,205)
                                                  -------------------------
Balance at end of period                         $24,774            $24,530
                                                  =========================

Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                      $    642          $  2,063
Real estate construction                                -                 -
Real estate long-term                                  54                97
Consumer                                            1,027             4,047
Visa                                                  235               998
                                                   ------------------------
     Total Charge Offs                              1,958             7,205
                                                   ------------------------
Recoveries:
Commercial loans and leases                            84               793
Real estate construction                                2               131
Real estate long-term                                 465               364
Consumer                                              390             1,851
Visa                                                   61               194
                                                   ------------------------
     Total Recoveries                               1,002             3,333
                                                   ------------------------
     Net Charge Offs                              $   956           $ 3,872
                                                   ========================

B.  Allocation of the Allowance for Loan Loss
                                                     Allocation of Reserves
                                                      To Loan Categories
                                                    --------------------------
                            Loan Category As a %    % of Total       Amount of
                                  of Total Loans       Reserve  Reserves(000's)
March 31, 1998

Commercial and Industrial                38.4%          17.6%       $  4,342
Real Estate Construction                  2.4              -               8
Real Estate Long Term                    32.6            1.3             327
Installment                              22.6          33.4            8,274
Nontaxable                                3.2              -               1
Lease Financing                           0.8            1.2             300
Unallocated                                 -           46.5          11,522
                                        ------------------------------------
                                        100.0%         100.0%        $24,774


December 31, 1997

Commercial and Industrial                37.1%           9.1%       $  2,235
Real Estate Construction                  2.3            0.1              13
Real Estate Long Term                    33.5            1.4             350
Installment                              22.7           31.4           7,707
Nontaxable                                3.5              -               -
Lease Financing                           0.9            0.2              44
Unallocated                                 -           57.8          14,181
                                        ------------------------------------
                                        100.0%         100.0%        $24,530

                          PART II - OTHER INFORMATION

Item 1:   Legal Proceedings
          Not applicable.

Item 2:   Changes in Securities
          Not applicable.

Item 3:   Defaults Upon Senior Securities
          Not applicable.

Item 4:   Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Shareholders was held in Anchorage on March 17, 1998. At that time shareholders elected 24 Directors to the Board. All Directors stand for election annually.


                                        Votes for  Votes Withheld
       Director                          Director    from Director
       -----------------------------------------------------------
       Donald B. Abel, Jr.              7,529,392          9,898
       Gary M. Baugh                    7,529,372          9,918
       Carl F. Brady, Jr.               7,529,332          9,858
       Alec W. Brindle                  7,529,086         10,204
       James O. Campbell                7,526,824         12,466
       Jeffry J. Cook                   7,529,392          9,898
       Patrick S. Cowan                 7,528,646         10,644
       Roy Huhndorf                     7,528,152         11,138
       James H. Jansen                  7,529,392          9,898
       Donald L. Mellish                7,529,392          9,898
       Emil R. Notti                    7,355,651        183,639
       Howard R. Nugent                 7,528,404         10,886
       Tennys B. Owens                  7,529,100         10,190
       Eugene A. Parrish, Jr.           7,529,392          9,898
       J. Michael Pate                  7,529,392          9,898
       Martin R. Pihl                   7,529,392          9,898
       Edward F. Randolph               7,528,073         11,217
       Edward B. Rasmuson               7,529,392          9,898
       Maj. Gen. John Schaeffer (Ret.)  7,491,155         48,135
       Michael K. Snowden               7,529,392          9,898
       Richard J. Strutz                7,529,342          9,948
       George S. Suddock                7,529,392          9,898
       Richard A. Wien                  7,529,150         10,140
       Sharon Wikan                     7,527,848         11,442

       A total of 7,539,290 votes were presented in proxy and in person. Absent or no proxy votes amounted to 217,125.

       The shareholders also approved an amendment to the Company's Certificate of Incorporation to increase the total number of shares of common stock that the Company has authority to issue to 40 million, with a $2.50 par value per share.

                 For     Against   Abstain  Non Voted    Total
              7,444,425   31,266    13,800    49,799   7,539,290

       The shareholders also approved an amendment to the Company's Certificate of Incorporation to effect a four-for-one stock split.

                 For     Against   Abstain  Non Voted    Total
              7,478,877   3,388     7,226     49,799   7,539,290

Item 5:   Other Information
          Not applicable.

Item 6:   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               Exhibit 27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               There was one Form 8-K during the quarter ended March 31, 1998. On March 17, 1998, a Form 8-K reported the quarterly dividend of $0.50 per share. Also reported was the increase of authorized shares from 10.5 million to 40 million and the four-for-one stock split. The dividend is on shares prior to the stock split

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     NATIONAL BANCORP OF ALASKA, INC.



      May 8, 1998                         /s/Edward B. Rasmuson
         Date                             Edward B. Rasmuson, Chairman
                                          of the Board

      May 8, 1998                         /s/Richard Strutz
         Date                             Richard Strutz, President

      May 8, 1998                         /s/Gary Dalton
         Date                             Gary Dalton, Executive Vice
                                          President and Controller
                                          (Principal Accounting Officer)