Form 10-Q
period 1998-06-30
NATIONAL BANCORP OF ALASKA INC
filed 1998-08-11
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1998

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

The registrant has one class of Common Stock, $2.50 par value.
Number of shares outstanding as of August 7, 1998:    30,967,406

                               Table of Contents


                                                                   Page

                                    PART I

Item 1   Financial Statements                                        3

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8


                                    PART II

Item 1   Legal Proceedings                                          13

Item 2   Changes in Securities                                      13

Item 3   Defaults Upon Senior Securities                            13

Item 4   Submission of Matters to a Vote of Security Holders        13

Item 5   Other Information                                          13

Item 6   Exhibits and Reports on Form 8-K                           13


ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                             THREE MONTHS            SIX MONTHS
(In Thousands Except Statistics)                             ENDED JUNE 30          ENDED JUNE 30

INTEREST INCOME:                                        1998        1997         1998        1997
  Loans & Lease Financing Including Fee               $39,282     $37,928      $76,399     $73,132
  Balances with Banks                                       8           9           16          15
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell                             291          32        1,689         163
  Investment Securities Including Dividends
    U.S. Treasury Securities                            2,475       2,969        5,289       6,112
    Obligations of Other U. S. Government
      Agencies and Corporation                          6,552       5,791       12,544      11,706
    Obligations of States & Political
      Subdivisions                                        156         157          269         327
    Mortgage and Asset Backed Securities                3,099       2,515        6,041       5,013
    Other Securities                                    2,301       2,459        4,661       4,959
                                                       -------------------------------------------
        TOTAL INTEREST INCOME                          54,164      51,860      106,908     101,427

INTEREST EXPENSE:
  Deposits                                             13,865      13,192       27,905      26,178
  Federal Funds Purchased & Securities Sold
    Under Agreement to Repurchase                       4,697       4,776        9,304       8,909
  Other Purchased Funds                                     2           6            5           9
                                                       -------------------------------------------
        TOTAL INTEREST EXPENSE                         18,564      17,974       37,214      35,096
                                                       -------------------------------------------
        NET INTEREST INCOME                            35,600      33,886       69,694      66,331
  Provision for Loan Losses                             1,200         900        2,400       1,800
                                                       -------------------------------------------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                      34,400      32,986       67,294      64,531

OTHER INCOME:
  Trust Department Income                                 741         580        1,413       1,177
  Service Charges on Deposit Accounts                   3,455       3,234        6,744       6,313
  Loan Servicing Fees                                   2,368       2,064        4,772       4,064
  Securities Transactions                                390         171           390         319
  Gains on Limited Partnership Investment               2,585         239        2,953         307
  Credit Card Service Fees                              1,736       1,823        3,254       3,186
  Other                                                 5,150       3,520        9,307       6,780
                                                       -------------------------------------------
        TOTAL OTHER INCOME                             16,425      11,631       28,833      22,146

OTHER EXPENSE:
  Salaries                                             10,392       9,627       20,408      19,075
  Profit Sharing & Other Employee Benefits              3,367       3,109        6,586       6,184
  Net Occupancy Expense of Bank Premises                1,904       1,868        3,906       3,713
  Furniture & Equipment Expense                         2,307       2,315        4,447       4,574
  Other                                                 9,051       7,697       17,221      14,790
                                                       -------------------------------------------
        TOTAL OTHER EXPENSE                            27,021      24,616       52,568      48,336

Income Before Income Taxes                             23,804      20,001       43,559      38,341
Applicable Income Taxes                                 8,792       6,999       15,859      13,337
                                                       -------------------------------------------
        NET INCOME                                    $15,012     $13,002      $27,700     $25,004
                                                       ===========================================
Per Share Statistics
Net Income                                              $0.48       $0.41        $0.89       $0.79
                                                       ===========================================
Average Number of Shares Outstanding               31,033,075  31,495,264   31,035,841  31,536,016
(See note to consolidated statements.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands Except Statistics)
                                                         THREE MONTHS              SIX MONTHS
                                                         ENDED JUNE 30            ENDED JUNE 30
                                                      1998        1997         1998        1997
Net income                                           $15,012     $13,002      $27,700     $25,004
Other comprehensive income, net of taxes:
  Unrealized losses securities:
    Unrealized holding gains (losses) arising
      during period                                      348         966           (1)         82
    Less:  reclassification adjustment for gains
      included in net income                            (390)       (171)        (390)       (319)
                                                      -------------------------------------------
  Other comprehensive income (loss)                      (42)        795         (391)       (237)
                                                      -------------------------------------------
Comprehensive Income                                 $14,970     $13,797      $27,309     $24,767
                                                      ===========================================

                 CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                              June 30
December 31

(In Thousands Except Statistics)                         1998        1997         1997
ASSETS:
  Cash and Due from Banks                          $  176,242  $  140,932   $  155,849
  Interest-Bearing Balances with Banks                     22       2,500          150
  Federal Funds Sold and Securities Purchases under
    agreement to resell                                    --      50,260      100,000
  Investment Securities:
    Obligations of Other U. S. Government
    Agencies and Corporations                         338,699     304,069      301,178
    Obligations of States and Political Subdivisions   19,165      14,436       11,864
    Mortgage and Asset-Backed Securities              184,836     139,793      181,218
    Other Securities                                  113,987     114,460      115,202
                                                    ----------------------------------
        Total Investment Securities                   656,687     572,758      609,462
        (Market Value $662,433 in 1998)
  Securities Available for Sale                       222,602     223,488      228,739
  Loans and Lease Financing                         1,501,921   1,466,057    1,471,461
  Reserve for Loan Losses                             (25,758)    (23,478)     (24,530)
                                                    ----------------------------------
  Net loans and Lease Financing                     1,476,163   1,442,579    1,446,931
  Loans Held For Sale                                 112,230      85,730       58,304

  Premises and Equipment                               69,753      69,630       71,037
  Limited partnership investments                      56,204      42,174       50,408
  Other Assets                                         55,941      56,880       56,186
                                                    ----------------------------------
        Total Assets                               $2,825,844  $2,686,931   $2,777,066
                                                    ==================================
LIABILITIES AND SHAREHOLDERS EQUITY:
  Demand Deposits                                  $  585,627  $  573,259  $   583,184
  Interest-Bearing Deposits:
    NOW                                               187,932     173,744      193,474
    Savings                                           278,978     277,679      298,680
    Money Market Savings                              279,071     291,622      295,088
    Time                                              606,297     584,365      610,915
                                                    ----------------------------------
        Total Interest-Bearing Deposits             1,352,278   1,327,410    1,398,157
                                                    ----------------------------------
        Total Deposits                              1,937,905   1,900,669    1,981,341

  Federal Funds Purchased                              44,609       2,976        2,761
  Securities Sold Under Agreement to Repurchase       388,465     352,883      359,865
  Other Purchased Funds                                    79       4,404          136
  Other Liabilities                                    37,755      36,786       34,082
                                                    ----------------------------------
        Total Liabilities                           2,408,813   2,297,718    2,378,185

 Shareholders Equity         1998        1997
  Common Stock Par Value      $2.50      $10.00        80,000      80,000       80,000
      Shares Authorized  40,000,000  10,500,000
      Shares Outstanding 32,000,000   8,000,000
  Capital Surplus                                      63,082      63,000       63,000
  Retained Earnings                                   289,074     251,429      269,909
  Net Unrealized Holding Losses on
   Available-For-Sale Securities                        2,658       2,168        3,049
  Treasury Stock at Cost (970,722 Shares on June 30,
   1998 and 132,997 Shares on June 30, 1997           (17,783)     (7,384)     (17,077)
                                                    ---------------------------------
        Total  Shareholders Equity                    417,031     389,213      398,881
                                                    ----------------------------------
        Total Liabilities and Shareholders Equity  $2,825,844  $2,686,931   $2,777,066
                                                    ==================================
Per Share Statistics
Net Book Value                                         $13.44      $12.37       $12.85
(See note to consolidated statements.)              ==================================

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Six Months Ended June 30                         1998      1997

OPERATING ACTIVITIES:
 Net Income                                                $ 27,700  $ 25,004
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Loan Losses                                  2,400     1,800
   Deferred Tax Credit                                       (1,073)   (1,505)
   Depreciation and Amortization                              3,969     3,814
   Net Amortization on Securities                              (316)     (178)
   Gain on Security and Limited Partnership Transactions     (3,343)     (626)
   Gain on Loan Sales                                          (484)     (140)
   Loss (Gain) on Disposal of Premises and Equipment           (379)       10
   Gain on Disposal of Other Assets                             (17)      (36)
   Net Increase in Loans Held for Sale                      (53,442)   (4,027)
   Decrease (Increase) in Interest Receivable,
     Prepaid Expense, and Other Assets                        1,081    (2,593)
   Increase in Interest Payable, Accrued
     Expenses and Other Liabilities                             133     2,078
                                                            -----------------
     Net cash Provided by (Used in) Operating Activities    (23,771)   23,601

INVESTING ACTIVITIES:
   Net Decrease (Increase) in Federal Funds Sold
     and Interest Bearing Deposits with Other Banks         100,128   (32,527)
  Proceeds from Maturities of Securities Held to Maturity   113,512    71,374
  Proceeds from Maturities of Securities Available for Sale  28,210    34,125
  Proceeds from Sales of Securities Available for Sale        2,885    25,148
  Purchases of Securities Held to Maturity                 (160,572)  (46,427)
  Purchase of Securities Available for Sale                 (25,075)  (30,344)
  Net Increase in Lending Activities                        (31,962)  (70,613)
  Proceeds from Sale of Premises and Equipment                1,103        39
  Proceeds from Sale of Other Assets                         12,355     1,624
  Purchases of Premises, Equipment, and Other Assets        (17,449)  (15,365)
                                                            -----------------
     Net Cash Provided by (Used in) Investing Activities     23,135   (62,966)

FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposit                  (40,975)   31,722
  Net Increase (Decrease) in Short-Term Borrowings           70,391    (5,204)
  Acquisition of Treasury Stock                              (2,457)   (5,079)
  Proceed from Sale of Treasury Stock                         1,832        --
  Cash Dividends                                             (7,762)   (7,913)
                                                            -----------------
     Net Cash Provided by Financing Activities               21,029    13,526
                                                            -----------------
     Increase (Decrease) in Cash and Cash Equivalents        20,393   (25,839)

  Cash and Cash Equivalents at Beginning of Year            155,849   166,771
                                                            -----------------
     Cash and Cash Equivalents at End of June              $176,242  $140,932
                                                            =================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $15.0 million in the second quarter of 1998 compared to $13.0 million for the second quarter of 1997. Earnings per share for the second quarter were $0.48 as of June 30, 1998 up 17% from the $0.41 earned for the second quarter as of June 30, 1997.

Return on average assets using annualized income from operations plus year-to-date net security gains was 1.97% for the six-month period ended June 30, 1998, compared to 1.92% for the six-month period ended June 30, 1997. The annualized return on average stockholders' equity was 13.27% for the first six months of 1998.

Net interest income increased $2,763,000 after the provision for loan loss recoveries during the first six months of 1998 compared to the same period during the previous year. Interest on earning assets increased $5.5 million from the first six months of 1997 to the first six months of 1998, while interest expense increased $2.1 million.

The provision for loan loss was $2,400,000 through June 30, 1998, compared to a provision for loan loss of $1,800,000 at June 30, 1997. The reserve for loan loss was 1.71% of outstanding loans at June 30, 1998 and 1.60% at June 30, 1997 and 1.67% at December 31, 1997. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 0.85% at June 30, 1998 from 0.93% at June 30, 1997, and decreased from 1.08% at December 31, 1997.

Non-interest income increased $6,687,000 for the first six months of 1998 over the same period in 1997 mainly due to increased investment gains and income from loan servicing fees. Non-interest expense increased by $4,232,000 over the first six months of 1997. Increases include $1,735,000 in personnel and benefits expenses due to increased mortgage lending activity and increased profit sharing, a result of increased earnings.

Material Changes in Financial Condition

Total assets at June 30, 1998, were $2,825,844,000 an increase of 5.2% or $138,913,000 from the same period one year earlier, and an increase of $48,778,000 or 1.8% from December 31, 1997. Investment securities have increased by $83.9 million over the second quarter of 1997. Loans, leases and loans held for sale have increased $62.4 million over the same period in 1997. Total deposits have increased by $37,236,000 from June 30, 1997, and decreased by $43,436,000 from December 31, 1997.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $18.1 million from December 31, 1997, to $417 million at June 30, 1998. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:


                                                June 30      December 31
                                             1998      1997      1997
 Tier 1 Risk Based Capital Ratio
   National Bancorp of Alaska, Inc.        18.93%    18.52%    18.58%
   National Bank of Alaska                 12.42     12.76     12.37
 Total Risk Based Capital Ratio
   National Bancorp of Alaska, Inc.        20.11%    19.64%    19.73%
   National Bank of Alaska                 13.66     13.96     13.60
 Leverage Ratio
   National Bancorp of Alaska              15.07%    14.71%    14.12%
   National Bank of Alaska                  9.52      9.89      9.18

Statistical Disclosures

The information as requested by the Securities and Exchange Commission of selected
 Guide 3-Statistical Disclosure by Bank Holding Companies as follows:

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                                 June 30      December 31
(In Thousands)                               1998      1997      1997
Nonaccrual
  Commercial and industrial                $4,753    $5,867   $ 5,342
  Real estate construction                    323       220       323
  Real estate long-term                     4,713     4,604     4,298
  Other                                       583       104        76
                                           --------------------------
     Total                                 10,372    10,795    10,039

Restructured Loans
  Real estate construction                      -        80         -
  Real estate long-term                         -        93        90
                                           --------------------------
     Total                                      -       173        90

Accruing loans past due 90 days or more     1,985     2,336     5,627
                                           --------------------------
Other real estate owned                       461       270       150
                                           --------------------------
Total nonperforming assets                $12,818   $13,574   $15,906

Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                0.85%     0.93%     1.08%

Potential Problem Loans

At June 30, 1998, an additional $54,431,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrow's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Reserve for Loan Loss
(In Thousands)                               June 30, 1998  December 31, 1997
Balance January 1                            $24,530            $23,002
Provision charged to operations                2,400              5,400
Recoveries on loans previously charged off     3,903              3,333
Less loans charged off                        (5,075)            (7,205)
                                              -------------------------
Balance at end of period                     $25,758            $24,530
                                              =========================
Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                  $ 2,474            $ 2,063
Real estate construction                           -                  -
Real estate long-term                             94                 97
Consumer                                       2,008              4,047
Visa                                             499                998
                                              -------------------------
     Total Charge Offs                         5,075              7,205
Recoveries:
Commercial loans and leases                    2,362                793
Real estate construction                           3                131
Real estate long-term                            496                364
Consumer                                         923              1,851
Visa                                             119                194
     Total Recoveries                          3,903              3,333
                                              -------------------------
     Net Charge Offs                         $ 1,172            $ 3,872
                                              =========================

B.  Allocation of the Allowance for Loan Loss
                                                        Allocation of Reserves
                                                          To Loan Categories
                               Loan Category As a %  % of Total        Amount of
June 30, 1998                       of Total Loans      Reserve  Reserves(000's)
Commercial and Industrial                 39.3%           12.2%     $   3,151
Real Estate Construction                   2.8             0.1             32
Real Estate Long Term                     31.6             1.2            320
Installment                               22.4            30.3          7,793
Nontaxable                                 3.0               -              -
Lease Financing                            0.9             1.0            268
Unallocated                                  -            55.2         14,194
                                         ------------------------------------
                                         100.0%          100.0%       $25,758


December 31, 1997
Commercial and Industrial                 37.1%            9.1%      $  2,235
Real Estate Construction                   2.3             0.1             13
Real Estate Long Term                     33.5             1.4            350
Installment                               22.7            31.4          7,707
Nontaxable                                 3.5               -              -
Lease Financing                            0.9             0.2             44
Unallocated                                  -            57.8         14,181
                                         ------------------------------------
                                         100.0%          100.0%       $24,530

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

            (a)  Exhibits:  Not Applicable

                 Exhibit 27.  Financial Data Schedule

            (b)  Not applicable

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NATIONAL BANCORP OF ALASKA, INC.





         August 10, 1998      /s/Edward B. Rasmuson
            Date              Edward B. Rasmuson, Chairman
                              of the Board


         August 10, 1998      /s/Richard Strutz
            Date              Richard Strutz, President


         August 10, 1998      /s/Gary Dalton
            Date              Gary Dalton, Executive Vice
                              President and Controller
                              (Principal Accounting Officer)