Form 10-Q
period 1998-09-30
NATIONAL BANCORP OF ALASKA INC
filed 1998-11-13
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to


Commission File Number 0-10769

                        National Bancorp of Alaska, Inc.
------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                           92-0087646
(State of other jurisdiction of             (IRS Employer
 incorporation or organization)              Identification No.)

Northern Lights Boulevard and C Street, Anchorage, AK  99503
------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                         (907) 276-1132
------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements for the past 90 days.    YES  X        NO___

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of November 6, 1998:    30,769,964

                               Table of Contents



                                                             Page

                                    PART I

Item 1   Financial Statements..................................3

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................8


                                    PART II


Item 2   Changes in Securities................................13

Item 3   Defaults Upon Senior Securities                      13

Item 4   Submission of Matters to a Vote of Security Holders  13

Item 5   Other Information                                    13

Item 6   Exhibits and Reports on Form 8-K                     13










PAGE 3

ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                   THREE MONTHS           NINE MONTHS
(In Thousands Except Statistics)                 ENDED SEPTEMBER 30    ENDED
SEPTEMBER 30
INTEREST INCOME:                                   1998        1997      1998       1997
  Loans & Lease Financing Including Fees         $39,490    $38,442   $115,889    $111,574
  Balances with Banks                                  -         15         16          30
  Federal Funds Sold and Securities
   Purchased under Agreement to Resell               123      1,434      1,812       1,597
  Investment Securities Including Dividends
    U.S. Government                                2,471      3,044      7,760       9,156
    U. S. Agencies and Corporation                 6,845      5,453     19,389      17,159
    States & Political Subdivisions                  216        154        485         481
    Mortgage and Asset Backed Securities           3,301      2,408      9,342       7,421
    Other Securities                               2,179      2,421      6,840       7,380
                                                  ----------------------------------------
      TOTAL INTEREST INCOME                       54,625     53,371    161,533     154,798

INTEREST EXPENSE:
  Deposits                                        14,029     13,956     41,934      40,134
  Federal Funds Purchased & Securities Sold
   Under Agreement to Repurchase                   4,708      4,511     14,012      13,420
  Other Purchased Funds                                3          2          8          11
                                                  ----------------------------------------
      TOTAL INTEREST EXPENSE                      18,740     18,469     55,954      53,565
                                                  ----------------------------------------
      NET INTEREST INCOME                         35,885     34,902    105,579     101,233
  Provision for Loan Losses                        1,200        900      3,600       2,700
      NET INTEREST INCOME AFTER                   ----------------------------------------
       PROVISION FOR LOAN LOSSES                  34,685     34,002    101,979      98,533

OTHER INCOME:
  Trust Department Income                            676        688      2,089       1,865
  Service Charges on Deposit Accounts              3,403      3,226     10,147       9,539
  Loan Servicing Fees                              2,250      2,060      7,022       6,124
  Securities Transactions                            (19)        (5)       371         314
  Gains on Limited Partnership Investments         2,366        307      5,319         614
  Credit Card Service Fees                         1,947      2,151      5,201       5,337
  Other                                            5,143      3,684     14,450      10,464
                                                  ----------------------------------------
      TOTAL OTHER INCOME                          15,766     12,111     44,599      34,257

OTHER EXPENSE:
  Salaries                                        10,393      9,757     30,801      28,832
  Profit Sharing & Other Employee Benefits         3,355      3,186      9,941       9,370
  Net Occupancy Expense of Bank Premises           1,792      1,870      5,698       5,583
  Furniture & Equipment Expense                    2,169      2,293      6,616       6,867
  Other                                            8,482      7,757     25,703      22,547
                                                  ----------------------------------------
      TOTAL OTHER EXPENSE                         26,191     24,863     78,759      73,199

Income Before Income Taxes                        24,260     21,250     67,819      59,591
Applicable Income Taxes                            8,916      7,726     24,775      21,063
                                                  ----------------------------------------
      NET INCOME                                 $15,344    $13,524   $ 43,044    $ 38,528
                                                  ========================================
Per Share Statistics
Net Income                                         $0.50      $0.43      $1.39       $1.22
                                                  ========================================
Average Number of Shares Outstanding          30,940,067 31,321,636 31,003,566  31,463,772
(See note to consolidated statements.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands Except Statistics)
                                                              THREE MONTHS        NINE MONTHS
                                                           ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                                                              1998      1997     1998       1997
Net income                                                  $15,344   $13,524   $43,044   $ 38,528
Other comprehensive income, net of taxes:
  Unrealized losses securities:
    Unrealized holding gains (losses) arising during period   1,460       307     1,459        389
    Less:  reclassification adjustment for gains
      included in net income                                      -         5      (390)      (314)
                                                             -------------------------------------
    Other comprehensive income                                1,460       312     1,069         75
                                                             -------------------------------------
Comprehensive Income                                        $16,804   $13,836   $44,113    $38,603
                                                             =====================================

                 CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                             September 30         December 31
(In Thousands Except Statistics)                             1998        1997         1997
ASSETS:
  Cash and Due from Banks                              $  170,037  $  162,607   $  155,849
  Interest-Bearing Balances with Banks                         28         199          150
  Federal Funds Sold                                            -      87,000      100,000
  Investment Securities:
    U. S. Agencies and Corporations                       396,246     315,141      301,178
    States and Political Subdivisions                      21,516      13,215       11,864
    Mortgage and Asset-Backed Securities                  251,581     131,334      181,218
    Other Securities                                      109,376     114,812      115,202
                                                        ----------------------------------
    Total Investment Securities                           778,719     574,502      609,462
      (Market Value $786,590 in 1998)
  Securities Available for Sale                           229,850     229,849      228,739
  Loans and Lease Financing                             1,500,541   1,456,076    1,471,461
  Reserve for Loan Losses                                 (24,200)     (22,709)    (24,530)
                                                        ----------------------------------
  Net loans and Lease Financing Less Reserves           1,476,341   1,433,367    1,446,931
  Loans Held for Sale                                      81,156      90,804       58,304

  Net Premises and Equipment                               70,576      70,486       71,037
  Limited Partnership Investments                          71,318      46,444       50,408
  Other Assets                                             57,755       52,979      56,186
                                                        ----------------------------------
      Total Assets                                     $2,935,780  $2,748,237   $2,777,066
                                                        ==================================
LIABILITIES AND SHAREHOLDERS EQUITY:
  Demand Deposits                                      $  590,536  $  571,739   $  583,184
  Interest-Bearing Deposits:
    NOW                                                   202,778     185,889      193,474
    Savings                                               283,550     283,645      298,680
    Money Market Savings                                  290,543     301,360      295,088
    Time                                                  623,883     595,231      610,915
                                                        ----------------------------------
      Total Interest-Bearing Deposits                   1,400,754   1,366,125    1,398,157
                                                        ----------------------------------
      Total Deposits                                    1,991,290   1,937,864    1,981,341

  Federal Funds Purchased                                 123,069       1,673        2,761
  Securities Sold Under Agreement to Repurchase           363,929     382,467      359,865
  Other Purchased Funds                                       178         175          136
  Other Liabilities                                        34,388      34,076       34,082
                                                        ----------------------------------
      Total Liabilities                                 2,512,854   2,356,255    2,378,185

Shareholders Equity          1998          1997
  Common Stock-Par Value    $2.50        $10.00            80,000      80,000       80,000
   Shares Authorized      40,000,000   10,500,000
   Shares Outstanding     32,000,000    8,000,000
  Capital Surplus                                          63,094      63,000       63,000
  Retained Earnings                                       299,796     261,061      269,909
  Net Unrealized Gains on Securities Available
   for Sale, Net of Tax                                     4,118       2,480        3,049    Less Treasury Stock at Cost
    1,178,076 Shares on September 30, 1998
    and 215,467 Shares on September 30, 1997              (24,082)    (14,559)     (17,077)
                                                        ----------------------------------
      Total  Shareholders Equity                          422,926     391,982      398,881
                                                        ----------------------------------
      Total Liabilities and Shareholders Equity        $2,935,780  $2,748,237   $2,777,066
                                                        ==================================
  Per Share Statistics
  Net Book Value                                           $13.72      $12.59       $12.85
  See note to consolidated statements.)                 ==================================

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Nine Months Ended September 30                     1998    1997

OPERATING ACTIVITIES:
  Net Income                                                 $ 43,044  $ 8,528
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Loan Losses                                    3,600    2,700
   Deferred Taxes Expense (Credit)                             (2,259)     942
   Depreciation and Amortization                                5,916    5,734
   Net Amortization of Premium or Discount on Securities         (380)    (610)
   Gain on Security and Limited Partnership Transactions       (5,690)    (948)
   Gain on Loan Sales                                            (704)    (230)
   Loss (Gain) on Disposal of Premises and Equipment             (360)       9
   Gain on Disposal of Other Assets                              (301)     (10)
   Net Increase in Loans Held for Sale                        (22,148) (59,011)
   Decrease (Increase) in Interest Receivable, Prepaid
    Expense, and Other Assets                                     124     (271)
   Increase (Decrease) in Interest Payable, Accrued
    Expenses and Other Liabilities                               (435)     444
                                                              ----------------
      Net cash Provided by (Used in) Operating Activities      20,407  (12,723)

INVESTING ACTIVITIES:
  Net Decrease (Increase) in Federal Funds Sold and Interest
   Bearing Deposits with Other Banks                          100,122  (66,966)
  Proceeds from Maturities of Securities Held to Maturity     177,474  112,083
  Proceeds from Maturities of Securities Available for Sale    28,612   37,129
  Proceeds from Sales of Securities Available for Sale          2,885   25,148
  Purchases of Securities Held to Maturity                   (346,662) (87,293)
  Purchase of Securities Available For Sale                   (30,130) (40,344)
  Net Increase in Lending Activities                          (33,472) (12,301)
  Proceeds from Sale of Premises and Equipment                  1,090       41
  Proceeds from Sale of Other Assets                           15,569    2,256
  Purchases of Premises, Equipment, and Other Assets          (36,743) (23,824)
                                                              ----------------
      Net Cash Used in Investing Activities                  (121,255) (54,071)

FINANCING ACTIVITIES:
  Net Increase in Total Deposit                                 9,949   67,883
  Net Increase in Short-Term Borrowings                       124,414   18,848
  Acquisition of Treasury Stock                                (9,042) (12,254)
  Sale of Treasury Stock                                        2,131        -
  Cash Dividends                                              (12,416) (11,847)
                                                              ----------------
      Net Cash Provided by Financing Activities               115,036   62,630
                                                              ----------------
      Increase (Decrease) in Cash and Cash Equivalents         14,188   (4,164)

  Cash and Cash Equivalents at Beginning of Year              155,849  166,771
                                                              ----------------
      Cash and Cash Equivalents at End of September          $170,037 $162,607
                                                              ================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $15.3 million in the third quarter of 1998 compared to $13.5 million for the third quarter of 1997. Earnings per share were $0.50 for the third quarter 1998 as of September 30, 1998, up 16.3% from the $0.43 earned in the third quarter as of September 30, 1997.

Return on average assets using annualized income from operations plus year-to-date net security gains was 2.04% for the nine-month period ended September 30, 1998, compared to 1.94% for the nine-month period ended September 30, 1997.
The annualized return on average stockholders' equity was 13.76% for the first nine months of 1998.

Net interest income increased $3,446,000 after the provision for loan losses during the first nine months of 1998 compared to the same period during the previous year. Interest on earning assets increased $6.7 million from the first nine months of 1997 to the first nine months in 1998, while interest expense increased $2.4 million.

The provision for loan loss was $3,600,000 through September 30, 1998, compared to a provision for loan loss of $2,700,000 through September 30, 1997. The reserve for loan loss was 1.61% of outstanding loans at September 30, 1998 and 1.56% at September 30, 1997 and 1.67% at December 31, 1997 Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 0.61% at September 30, 1998 from 0.85% at September 30, 1997, and decreased from 1.08% at December 31, 1997.

Non-interest income increased $10,342,000 for the first nine months of 1998 over the same period in 1997, mainly due to increase investment gains and income from loan servicing fees. Non-interest expense increased by $5,560,000 over the first nine months of 1997. Increases include $2,540,000 in personnel and benefits expenses due to increased mortgage lending activity and increased profit sharing, a result of increased earnings.

Material Changes in Financial Condition

Total assets at September 30, 1998, were $2,935,780,000, an increase of 6.8% or $187,543,000 from the same period one year earlier, and an increase of $158,714,000 or 5.7% from December 31, 1997. Investment securities have increased by $204 million from the third quarter of 1997. Loans, leases and loans held for sale have increased $35 million over the same period in 1997. Total deposits have increased by $53 million from September 30, 1997 and $10 million from December 31, 1997.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $24.0 million from December 31, 1997, to $423 million at September 30, 1998. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                              September 30   December 31
                                             1998      1997      1997
 Tier 1 Risk Based Capital Ratio
    National Bancorp of Alaska, Inc.       18.27%    18.62%    18.58%
    National Bank of Alaska                11.90     13.36     12.37
 Total Risk Based Capital Ratio
    National Bancorp of Alaska, Inc.       19.33%    19.70%    19.73%
    National Bank of Alaska                13.04     14.32     13.60
 Leverage Ratio
    National Bancorp of Alaska             14.90%    14.71%    14.12%
    National Bank of Alaska                 9.37     10.06      9.18

Year 2000 Computer Issue

The common practice in computer programming of using two digits to identify a year has resulted in a year 2000 issue. National Bank of Alaska and all computer reliant businesses are being challenged to ensure that our computer systems will continue to function properly when the calendar rolls over to January 1, 2000.

The bank has developed and implemented a comprehensive project plan addressing this issue. During the assessment phase of the plan, all hardware, software, network, ATM, customer and vendor impacts were identified. Renovation and testing phases are underway with completion scheduled for December 31, 1998 for in-house systems and March 31, 1999 for third party systems.

The financial consequences of addressing the year 2000 issue are not expected to be material to the results of operations or financial condition of the company.

Statistical Disclosures

Selected Guide 3-Statistical Disclosure by Bank Holding Companies

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                             September 30   December 31
(In Thousands)                               1998      1997      1997
Nonaccrual
  Commercial and industrial                $2,221   $ 4,198   $ 5,342
  Real estate construction                    231       222       323
  Real estate long-term                     4,686     4,412     4,298
  Other                                         -       284        76
                                            -------------------------
     Total                                  7,138     9,116    10,039
                                            -------------------------
Restructured Loans
  Real estate construction                      -        75         -
  Real estate long-term                         -        92        90
                                            -------------------------
     Total                                      -       167        90
                                            -------------------------
Accruing loans past due 90 days or more     1,662     3,124     5,627
                                            -------------------------
Other real estate owned                       341        --       150
                                            -------------------------
Total nonperforming assets                 $9,141   $12,407   $15,906

Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                0.61%     0.85%     1.08%

Potential Problem Loans

At September 30, 1997, an additional $65,163,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrower's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

  A: Analysis of Allowance for Loan Loss
(In Thousands)                            September 30, 1998 December 31, 1997
Balance January 1                              $24,530           $23,002
Provision charged to operations                  3,600             5,400
Recoveries on loans previously charged off       4,577             3,333
Less loans charged off                          (8,507)           (7,205)
                                                ------------------------
Balance at end of period                       $24,200           $24,530
                                                ========================
Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                     $4,558           $ 2,063
Real estate construction                             -                 -
Real estate long-term                              143                97
Consumer                                         3,022             4,047
Visa                                               784               998
                                                ------------------------
     Total Charge Offs                           8,507             7,205
                                                ------------------------
Recoveries:
Commercial loans and leases                      2,391               793
Real estate construction                             4               131
Real estate long-term                              499               364
Consumer                                         1,507             1,851
Visa                                               176               194
                                                ------------------------
     Total Recoveries                            4,577             3,333
                                                ------------------------
     Net Charge Offs                           $ 3,930           $ 3,872
                                                ========================

B.  Allocation of the Allowance for Loan Loss
                                                      Allocation of Reserves
                                                        To Loan Categories
                            Loan Category As a %    % of Total       Amount of
                                  of Total Loans       Reserve  Reserves(000's)
September 30, 1998
Commercial and Industrial                  38.0%        11.6%       $ 2,818
Real Estate Construction                    3.6          0.1             36
Real Estate Long Term                      32.1          1.3            320
Installment                                22.5         32.8          7,942
Nontaxable                                  3.1          0.1             14
Lease Financing                             0.7            -              3
Unallocated                                  -          54.1         13,067
                                          ---------------------------------
                                          100.0%       100.0%       $24,200


December 31, 1997

Commercial and Industrial                  37.1%         9.1%      $  2,235
Real Estate Construction                    2.3          0.1             13
Real Estate Long Term                      33.5          1.4            350
Installment                                22.7         31.4          7,707
Nontaxable                                  3.5            -              -
Lease Financing                             0.9          0.2             44
Unallocated                                   -         57.8         14,181
                                          ---------------------------------
                                          100.0%       100.0%       $24,530

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



                              NATIONAL BANCORP OF ALASKA, INC.



      November 9, 1998            /s/Richard Strutz
          Date                    Richard Strutz, President



      November 12, 1998           /s/Gary Dalton
          Date                    Gary Dalton, Executive Vice President
                                  and Controller (Principal Accounting Officer)