Form 10-K
period 1998-12-31
NATIONAL BANCORP OF ALASKA INC
filed 1999-03-18
CIK 705356

       Cover Form
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended            December 31, 1998

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

                         Common stock, $2.50 par value
                              (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X      No

Aggregate market value of common stock held by nonaffiliates of National Bancorp of Alaska, Inc., based on the closing bid price of the stock at February 22, 1999: $359,321,921

The registrant has one class of common stock, $2.50 par value. Numbers of shares outstanding at February 22, 1999: 30,522,598.

                      Documents Incorporated By Reference

                                                          Parts of Form 10-K
       Documents                                       into which incorporated
1998 Annual Report to Shareholders                            Part I and II
Proxy Statement for the March 16, 1999
Annual Meeting of Shareholders                                 Part III
Form S-14, File No. 2-78795 for August 11, 1982                Part IV

                               Table of Contents

                                    Part I

                                                                           Page

Item 1  Business............................................................ 2

Item 2  Properties.......................................................... 8

Item 3  Legal Proceedings................................................... 8

Item 4  Submission of Matters to a Vote of Security Holders................. 8

                                    Part II

Item 5  Market for the Registrant's Common Equity and
        Related Stockholder Matters......................................... 9

Item 6  Selected Financial Data............................................. 9

Item 7  Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................... 9

Item 8  Financial Statements and Supplementary Data........................ 11

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................ 11

                                   Part III

Item 10 Directors and Executive Officers of the Registrant................. 12

Item 11 Executive Compensation............................................. 12

Item 12 Security Ownership of Certain Beneficial Owners and Management..... 12

Item 13 Certain Relationships and Related Transactions..................... 12

                                    Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 13

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

For additional information concerning the business of National Bancorp of Alaska, Inc. and its subsidiaries, see pages 2 through 18 of National Bancorp of Alaska, Inc.'s 1998 Annual Report to Shareholders (Annual Report), which is incorporated in this Item 1 by reference.

The Bank

The Bank was established as a state-chartered bank in 1916 and converted to a national banking association in 1950.

General Banking Services

The Bank engages in general banking business offering checking accounts, savings accounts, money market accounts, Time Certificates of Deposit, securities sold under agreements to repurchase, Individual Retirement Accounts, commercial loans, home equity loans, unsecured lines of credit, consumer loans, construction and mortgage loans, lease financing, safe deposit services, night depositories, Visa credit cards (Classic and Gold), walk-up and drive-in banking with an international automated teller machine network, various telephone and electronic services, and other services incidental to serving the banking needs of individuals, corporations, government and quasi-government bodies.

As of December 31, 1998, the Bank's banking operations are conducted from 55 banking offices, 2 loan offices and 67 electronic branches located throughout the state of Alaska and in Seattle, Washington, including 27 banking offices and 26 electronic branches in Anchorage.

Trust Services

The Bank's Trust Department offers services to individuals and corporations throughout Alaska including estate planning, settlement of estates, administration of living and testamentary trusts, management of investment agency accounts, custodianships, and administration of employee benefit trusts. The Bank had trust assets of approximately $2.09 million under its supervision as of December 31, 1998.

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

National Bank of Alaska also operates an Edge Act subsidiary, National Bank of Alaska International Banking, Corp.

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

Employment

The Bank has approximately 1,098 full time equivilant employees. Management considers employment relations to be good. None of the Bank's employees are covered by a collective bargaining agreement.

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

The Bank is subject to regulation and supervision, of which regular bank examinations are a part, by the Office of the Comptroller of the Currency
(OCC).  The Bank is also a member of the Federal Deposit Insurance Corporation
(FDIC), which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semiannual statutory assessment and is subject to the rules and regulations of the FDIC. The Corporation is an "affiliate" of the Bank, which imposes restrictions on loans by the Bank to the Corporation, on investments by the Bank in the stock or securities of the Corporation and on the use of such stock or securities as collateral security for loans by the Bank to any borrower. The Corporation is also subject to certain restrictions with respect to engaging in the business of issuing, flotation, underwriting, public sale and distribution of securities.

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

Statistical Disclosure

The information as required by the Securities and Exchange Commission's Guide 3
- Statistical Disclosure by Bank Holding Companies is incorporated herein by reference to the Registrant's 1998 Annual Report to Shareholders.


          Description                                             Annual Report
                                                                  Page Numbers

I.    Distribution of Assets, Liabilities and Stockholders'
      Equity; Interest Rate and Interest Differential:

      A. and B.  Average Balance Sheet Combined with an
                 Analysis of Net Interest Earnings.......................44-45

      C.         Analysis of Changes in Net Interest
                 Income due to rate and volume...........................45

II.   Investment Portfolio:

      A.         Book Value of Investments...............................38

      B.         Weighted Average Yield..................................38

III.  Loan Portfolio:

      A.         Types of Loans for Each Reported Period.................39

      B.         Maturities and Sensitivity to Changes in
                 Interest Rates..........................................39

      C.         Risk Elements...........................................40

IV.   Summary of Loan Loss Experience:

      A.         Analysis of Allowances for Loan
                 Loss Experience.........................................41

V.    Deposits:

      A.         Average Balance by Type.................................42

      B.         Large TCD Maturities - Over $100,000....................39

VI.   Return on Equity and Assets
      Selected Ratios for Each Reported Period..........................43

VII.  Short-Term Borrowings.............................................42

III.  Loan Portfolio

      C.          Risk Elements.

Potential Problem Loans

At December 31, 1998, an additional $72,375,000 in loans are being closely monitored by management. These loans are not included in any category of non-performing loans. However, management has concern about the borrowers' abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

Foreign Outstandings

There were no foreign outstandings to individual countries as of December 31, 1998.

IV.   Summary of Loan Loss Experience:

     B.  Allocation of the Allowance for Loan Losses:

                                                      Allocation of Reserves
                                                        To Loan Categories
                                                   -------------------------
                             Loan Category As a %  % of Total    Amount of
                                of Total Loans      Reserves   Reserves (000's)
December 31, 1998
Commercial and Industrial            38.2%            9.6%         $2,357
Real Estate Construction              3.7               -              12
Real Estate Long-Term                32.1             1.4             343
Installment                          21.5            34.0           8,387
Nontaxable                            3.8               -              12
Lease Financing                       0.7               -               3
Unallocated                             -            55.0          13,564
                                    -------------------------------------
                                    100.0%          100.0%        $24,678

December 31, 1997
Commercial and Industrial            37.1%            9.1%         $2,235
Real Estate Construction              2.3             0.1              13
Real Estate Long-Term                33.5             1.4             350
Installment                          22.7            31.4           7,707
Nontaxable                            3.5               -               -
Lease Financing                       0.9             0.2              44
Unallocated                             -            57.8          14,181
                                    -------------------------------------
                                    100.0%          100.0%        $24,530

December 31, 1996
Commercial and Industrial            34.8%            1.4%           $329
Real Estate Construction              2.4               -               5
Real Estate Long-Term                32.0             0.7             150
Installment                          26.3            24.8           5,708
Nontaxable                            3.8               -               -
Lease Financing                       0.7               -               -
Unallocated                             -            73.1          16,810
                                    -------------------------------------
                                    100.0%          100.0%        $23,002

December 31, 1995
Commercial and Industrial            35.5%            2.2%           $468
Real Estate Construction              1.9               -               3
Real Estate Long-Term                31.9             1.2             267
Installment                          25.0            15.3           3,288
Nontaxable                            4.8             0.4              81
Lease Financing                       0.9               -               -
Unallocated                             -            80.9          17,422
                                    -------------------------------------
                                    100.0%          100.0%        $21,529

December 31, 1994
Commercial and Industrial            35.9%            5.4%         $1,035
Real Estate Construction              1.8             0.9             165
Real Estate Long-Term                33.9             2.3             442
Installment                          22.1            13.8           2,664
Nontaxable                            5.5             0.8             152
Lease Financing                       0.8               -               -
Unallocated                             -            76.8          14,768
                                    -------------------------------------
                                    100.0%          100.0%        $19,226

ITEM 2.  PROPERTIES

The Bank's main banking office is at its headquarters building, which is located at Northern Lights Boulevard and C Street, Anchorage, Alaska.

In addition to its headquarters building, the Bank owns 40 of its banking offices (including five which are subject to ground leases) and leases 83 other banking and loan offices under agreements expiring between 1998 and 2031.

ITEM 3.  LEGAL PROCEEDINGS

For information concerning legal proceedings, see Note 10 of "Notes to Financial Statements" at page 30 of the Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations see "Management Discussion and Analysis" at pages 36 through 45, and the Chairman's message to shareholders on page 2 and 3 of the Annual Report, which are incorporated herein by reference.

Item 7A    Interest Rate Sensitivity
December 31, 1998

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

A discussion of the Corporation's exposure to interest rate sensitivity and how the risk is managed is included in the annual report on page 38.

(In Thousands)                           Expected Maturity/Repricing Date
                                  1999     2000     2001    2002    2003    There     Total      Fair
                                                                            after               Value
                             ------------------------------------------------------------------------
Fixed Rate Assets
Investment securities          293,767  168,943   92,442  53,298  29,928  136,785   775,163   779,708
    Average interest rate        5.94%    6.46%    6.27%   6.48%   6.59%    7.15%     6.37%
Securities available for sale   84,459   51,143   19,227  44,252  11,560   28,684   239,325   239,325
    Average interest rate        7.03%    6.28%    6.55%   6.35%   5.75%    5.55%     6.43%
Interest-bearing balances
  with banks                       116        -        -       -       -        -       116       116
    Average interest rate        5.26%        -        -       -       -        -     5.26%
Loans and leases               292,528  172,090  140,052 107,917  73,147  212,561   998,295 1,005,514
    Average interest rate        8.43%    9.51%    9.67%   8.93%   8.98%    9.05%     9.02%
Loans held for sale            144,735        -        -       -       -        -   144,735   144,990
    Average interest rate        6.99%        -        -       -       -        -     6.99%

Variable Rate Assets
Loans and leases               460,700   11,732    9,979   1,988   2,726    1,843   488,968   488,968
    Average interest rate        8.87%    8.68%    8.59%   9.10%   8.56%    8.68%     8.86%
                             ------------------------------------------------------------------------
Total Earning Assets         1,276,305  403,908  261,700 207,455 117,361  379,873 2,646,602 2,658,621
                             ========================================================================

Fixed Rate Liabilities
Time deposits                  498,799   43,403   69,451   9,022  17,581        -   638,256   641,794
    Average interest rate        4.83%    4.98%    4.59%   6.10%   5.61%        -     4.85%
Other deposits                 837,756        -        -       -       -        -   837,756   837,756
    Average interest rate        2.73%        -        -       -       -        -     2.73%
Purchased funds                375,275      722        -       -       -        -   375,997   375,970
    Average interest rate        4.32%    5.20%        -       -       -        -     4.33%

Variable Rate Liabilities
Time Deposits                   45,171        -        -       -       -        -    45,171    45,171
    Average interest rate        4.49%        -        -       -       -        -     4.49%
                             ------------------------------------------------------------------------
Total Interest Bearing
  Liabilities                1,757,001   44,125   69,451   9,022  17,581        - 1,897,180 1,900,691
                             ========================================================================

Interest Sensitivity Gap      (480,696) 359,783  192,249 198,433  99,780  379,873   749,422
Cumulative Gap                         (120,913)  71,336 269,769 369,549  749,422
Ratio of Interest Sensitive
   Assets to Interest
    Sensitive Liabilities          .73    9.15     3.77   22.99    6.68      N/A      1.39
Cumulative Ratio                   .73     .93     1.04    1.14    1.19     1.39

Nonperforming Assets

Other real estate owned increased from $150,000 at December 31, 1997 to $486,000 at December 31, 1998. Assets with a book value of $441,000 were sold.

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


ITEM 9. CHANGE IN ACCOUNTANTS

Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and executive officers of National Bancorp of Alaska, Inc., see "Election of Directors" at pages 1 through 5 of the Proxy Statement for the March 16, 1999, Annual Meeting of Shareholders, which is incorporated herein by reference.

The following table sets forth the executive officers of the Bank, all of whom serve at the discretion of the Board, their ages and their positions with the
Bank:



                                                                Served as an
                        Positions and Offices Currently      Executive Officer
Name               Age          Held with Bank                     Since
------------------------------------------------------------------------------
Donald L. Mellish  71  Chairman of the Executive Committee         1964
Edward B. Rasmuson 58  Chairman of the Board of Directors          1972
Richard Strutz     48  President                                   1985
Kathleen Soderberg 50  Executive Vice President and Treasurer      1982
Gary Dalton        44  Executive Vice President                    1988
James Cloud        45  Executive Vice President                    1997



ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to pages 6 through 9 of the Proxy Statement for the March 16, 1999, Annual Meeting of Shareholders, which is incorporated herein by reference for information concerning management remuneration and transactions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

For information concerning the Corporation's security ownership by certain beneficial owners and management, reference is made to pages 1 through 8 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see page 10 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of the report:

       1.   Financial Statements

            The following consolidated financial statements of National Bancorp of Alaska, Inc. and its subsidiaries and report of independent auditors are incorporated in Item 8 by reference from the 1998 Annual Report to Shareholders. Page number references are to the Annual Report:

            National Bancorp of Alaska and subsidiaries:        Page

            Consolidated Statements of Condition
            December 31, 1998 and 1997........................... 23

            Consolidated Statements of Income
            Years ended December 31, 1998, 1997, and 1996........ 22

            Consolidated Statements of Cash Flows
            Years ended December 31, 1998, 1997, and 1996........ 24

            Consolidated Statements of Comprehensive Income
            Years ended December 31, 1998, 1997, and 1996........ 25

            Consolidated Statements of Changes in Shareholders'
            Equity Years ended December 31, 1998, 1997, and 1996. 25

            Notes to Consolidated Financial Statements........... 25-35

            Report of Independent Auditors....................... 35

       2.   Financial Statement Schedules

            All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

       3.   Exhibits

           (3) (i) Articles of incorporation as amended for National Bancorp of Alaska, Inc. filed herewith.

           (3) (ii) Bylaws as amended for National Bancorp of Alaska, Inc. filed herewith.

           (4) Instruments defining the rights of security holders - specimen of stock certificate to be issued by the Registrant (as amended to date) is incorporated herein by reference to Exhibit (4) to Registration on Form S-14, File No. 2-78795 dated
                August 11, 1982.

          (13)  Annual Report to shareholders for the year ended
                December 31, 1998.

          (21)  Subsidiaries of the registrant are as follows:

                Business Name                        State Incorporated

                National Bank of Alaska and
                subsidiaries                                 Alaska

                    National Bank of Alaska Leasing
                    Corporation                              Alaska

                    NBA International Banking
                    Corporation                              Washington

                    NBA Mortgage Corporation                 Delaware

                    Northland Credit Corporation             Alaska

                    Northland Escrow Services
                    Corporation                              Alaska

                NB Aviation, Inc.                                 Delaware

          (22) There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

          (27) Financial Data Schedule

  (b)     Reports on Form 8-K

          There was no 8-K reports filed during the quarter ended
          December 31, 1998.

  (c)     Exhibits - See list of exhibits set forth above at Item 14(a)3.

  (d)     Financial Statement Schedules

          Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14(a)2.

Report of independent auditors for Form 10-K for the year ended December 31, 1998, is incorporated herein by reference in Item 14(a)1.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANCORP OF ALASKA, INC.

March 16, 1999                By   /s/Edward B. Rasmuson
Date                               Edward B. Rasmuson, Chairman of
                                   the Board and Director (Principal
                                   Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 16, 1999                     /s/Edward B. Rasmuson
Date                               Edward B. Rasmuson, Chairman of
                                   the Board and Director (Principal
                                   Executive Officer)

March 16, 1999                     /s/Richard Strutz
Date                               Richard Strutz, President and
                                   Director (Principal Financial Officer)

March 16, 1999                     /s/Gary Dalton
Date                               Gary Dalton, Executive Vice President
                                   (Principal Accounting Officer)

March 16, 1999                     /s/Donald B. Abel, Jr.
Date                               Donald B. Able, Director

March 16, 1999                     /s/Gary M. Baugh
Date                               Gary M. Baugh, Director

March 16, 1999                     /s/Carl F. Brady, Jr.
Date                               Carl F. Brady, Jr., Director

March 16, 1999                     /s/Alec W. Brindle
Date                               Alec W. Brindle, Director

March 16, 1999                     /s/James O. Campbell
Date                               James O. Campbell, Director

March 16, 1999                     /s/Patrick S. Cowan
Date                               Patrick S. Cowan, Director

March 16, 1999                     /s/Sharon D. Gagnon
Date                               Sharon D. Gagnon, Director

March 16, 1999                     /s/Roy Huhndorf
Date                               Roy Huhndorf, Director

March 16, 1999                     /s/James H. Jansen
Date                               James H. Jansen, Director

March 16, 1999                     /s/Donald L. Mellish
Date                               Donald L. Mellish, Director

March 16, 1999                     /s/Howard R. Nugent
Date                               Howard R. Nugent, Director

March 16, 1999                     /s/Tennys B. Owens
Date                               Tennys B. Owens, Director

March 16, 1999                     /s/Eugene A. Parrish
Date                               Eugene a. Parrish, Director

March 16, 1999                     /s/Michael Pate
Date                               Michael Pate, Director

March 16, 1999                     /s/Martin R. Pihl
Date                               Martin Pihl, Director

March 16, 1999                     /s/Edward F. Randolph
Date                               Edward F. Randolph, Director

March 16, 1999                     /s/Major General John Schaeffer
Date                               Major General John Schaefer(Ret.),
                                   Director

March 16, 1999                     /s/Michael K. Snowden
Date                               Michael K. Snowden, Director

March 16, 1999                     /s/George S. Suddock
Date                               George S. Suddock, Director

March 16, 1999                     /s/Richard A. Wien
Date                               Richard A. Wien, Director

March 16, 1999                     /s/Sharon Wikan
Date                               Sharon Wikan, Director