Form 10-Q
period 1999-03-31
NATIONAL BANCORP OF ALASKA INC
filed 1999-05-13
CIK 705356

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


Commission File Number 0-10769


                   National Bancorp of Alaska, Inc.
------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                           92-0087646
------------------------------------------------------------------------
 (State of other jurisdiction of             (IRS Employer
 incorporation or organization)               Identification No.)

Northern Lights Boulevard and C Street, Anchorage, AK  99503
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

The registrant has one class of Common Stock, $2.50 par value.
Number of shares outstanding as of May 5, 1999:  30,297,321

                               Table of Contents

                                                                          Page

                                    Part I

Item 1  Financial Statements...............................................3

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................8

                                    Part II

Item 1  Legal Proceedings.................................................13

Item 2  Changes in Securities.............................................13

Item 3  Defaults Upon Senior Securities...................................13

Item 4  Submission of Matters to a Vote of Security Holders...............13

Item 5  Other Information.................................................14

Item 6  Exhibits and Reports on Form 8-K..................................14

ITEM 1.  FINANCIAL STATEMENTS.

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In Thousands Except Statistics) Three Months Ended March 31
                                                       1999        1998
INTEREST INCOME:
  Loans & Lease Financing Including Fee              $36,747     $37,117
  Balances with Banks                                      -           8
  Federal Funds Sold                                     464       1,398
  Investment Securities Including Dividends
    U.S. Government                                    2,226       2,814
    U.S. Agencies                                      6,591       5,992
    States & Political Subdivisions                      198         113
    Mortgage and Asset-Backed Securities               4,199       2,942
    Other Securities                                   1,751       2,360
                                                      ------------------
       TOTAL INTEREST INCOME                          52,176      52,744

INTEREST EXPENSE:
  Deposits                                            13,713      14,040
  Federal Funds Purchased & Securities Sold
    Under Agreement to Repurchase                      3,789       4,607
  Other Purchased Funds                                    2           3
                                                      ------------------
        TOTAL INTEREST EXPENSE                        17,504      18,650
                                                      ------------------
        NET INTEREST INCOME                           34,672      34,094
Provision for Loan Losses                              1,200       1,200
                                                      ------------------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                     33,472      32,894

OTHER INCOME:
  Trust Department Income                                712         672
  Service Charges on Deposit Accounts                  3,363       3,289
  Loan Servicing Fees                                  2,491       2,404
  Securities Transactions                                  -           -
  Gains on limited partnership investments               331         368
  Credit Card Service Fees                             1,610       1,518
  Other                                                4,546       4,157
                                                      ------------------
        TOTAL OTHER INCOME                            13,053      12,408

OTHER EXPENSE:
  Salaries                                            10,628      10,016
  Profit Sharing & Other Employee Benefits             3,510       3,219
  Net Occupancy Expense of Bank Premises               1,995       2,002
  Furniture & Equipment Expense                        2,156       2,140
  Other                                                8,453       8,170
                                                      ------------------
        TOTAL OTHER EXPENSE                           26,742      25,547

Income Before Income Taxes                            19,783      19,755
Applicable Income Taxes                                7,063       7,067
                                                      ------------------
        NET INCOME                                   $12,720     $12,688
                                                      ==================
  Per Share Statistics
  Net Income                                         $  0.42     $  0.41
                                                      ==================
Average Number of Shares Outstanding              30,560,760  31,045,456
(See note to consolidated statements.)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands Except Statistics) Three Months Ended March 31
                                                       1999      1998
Net income                                          $12,720   $12,688
Other comprehensive income, net of taxes:
  Unrealized losses securities:
    Unrealized holding losses arising during period    (642)     (349)
    Less:  reclassification adjustment for gains
      included in net income                              -         -
                                                     ----------------
  Other comprehensive income                           (642)     (349)
                                                     ----------------
Comprehensive Income                                $12,078   $12,339
                                                     ================

              CONSOLIDATED STATEMENTS OF CONDITION  (Unaudited)

                                                           March 31          December 31
(In Thousands Except Statistics)                        1999        1998         1998
ASSETS:
  Cash and Due from Banks                          $  139,755  $  170,568   $  153,143
  Interest-Bearing Balances with Banks                    155         185          116
  Federal Funds Sold                                  126,000      23,000            -
  Investment Securities:
    U. S. Agencies                                    326,421     352,040      382,748
    States and Political Subdivisions                  18,108      11,037       20,229
    Mortgage and Asset-Backed Securities              237,104     164,579      262,431
    Other Securities                                   60,110     115,605      109,755
                                                    ---------------------------------
      Total Investment Securities                     641,743     643,261      775,163
      (Market Value $644,347 in 1999)
  Securities Available for Sale at Market             222,243     236,901      239,325
  Loans and Lease Financing                         1,502,589   1,476,024    1,487,263
  Reserve for Loan Losses                             (25,690)    (24,774)     (24,678)
                                                    ----------------------------------
      Net Loans and Lease Financing                 1,476,899   1,451,250    1,462,585

  Loans Held for Sale                                  71,553      55,793      144,735

  Net Premises and Equipment                           71,415      70,279       70,302
  Limited Partnership Investments                      76,533      48,653       71,416
  Other Assets                                         64,374      55,339       58,795
                                                    ----------------------------------
      Total Assets                                 $2,890,670  $2,755,229   $2,975,580
                                                    ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Demand Deposits                                 $   572,783 $   550,539  $   617,532
  Interest-Bearing Deposits:
    NOW                                               222,792     204,111      237,245
    Savings                                           297,912     285,898      308,924
    Money Market Savings                              305,823     290,817      291,587
    Time                                              674,214     614,663      683,427
                                                    ----------------------------------
      Total Interest-Bearing Deposits               1,500,741   1,395,489    1,521,183
                                                    ----------------------------------
      Total Deposits                                2,073,524   1,946,028    2,138,715

  Federal Funds Purchased                                 242       5,935       41,315
  Securities Sold Under Agreement to Repurchase       350,637     353,245      334,572
  Other Purchased Funds                                   165         116          110
  Other Liabilities                                    45,270      43,332       35,223
                                                    ----------------------------------
      Total Liabilities                             2,469,838   2,348,656    2,549,935

Shareholders' Equity             1999        1998
  Common Stock-$2.50 Par Value                         80,000      80,000       80,000
    Shares Authorized         40,000,000  40,000,000
    Shares Outstanding        32,000,000  32,000,000
  Capital Surplus                                      63,099      63,039       63,095
  Retained Earning                                    315,707     278,718      307,550
  Net Unrealized Gains on
    Available-for-Sale Securities, Net of Tax           1,992       2,700        2,634
  Treasury Stock at Cost
    (1,691,817 shares on March 31, 1999 and
     974,340 Shares on March 31, 1998)                (39,966)    (17,884)     (27,634)
                                                    ----------------------------------
      Total  Shareholders' Equity                     420,832     406,573      425,645
                                                    ----------------------------------
      Total Liabilities and Shareholders Equity    $2,890,670  $2,755,229   $2,975,580
                                                    ==================================
Per Share Statistics
Net Book Value                                         $13.89      $13.10       $13.86
(See note to consolidated statements.)              ==================================

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Three Months Ended March 31                     1999      1998

OPERATING ACTIVITIES:
  Net Income                                               $ 12,720  $ 12,688
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Loan Losses                                 1,200     1,200
    Deferred Taxes Credit                                      (201)   (1,584)
    Depreciation and Amortization                             2,112     1,979
    Net amortization on Securities                               88      (144)
    Gain on Security and Limited Partnership Transactions      (331)   (2,422)
    Loss on Security and Limited Partnership Transactions          -    2,054
    Gain on Loan Sales                                         (483)     (287)
    Loss on Sales of Premises and Equipment                       1         -
    Gain on Sale of Other Assets                                  -        (5)
    Net Decrease in Loans Held for Sale                      73,665     2,798
    Decrease in Interest Receivable, Prepaid Expense,
      and Other Assets                                          194     1,541
    Increase in Interest Payable, Accrued
      Expenses and Other Liabilities                          4,667     6,108
                                                            -----------------
        Net Cash Provided by Operating Activities            93,632    23,926

INVESTING ACTIVITIES:
  Net Decrease (Increase) in Federal Funds Sold, and
    Interest Bearing Deposits with Other Banks             (126,039)   76,965
  Proceeds from Maturities of Securities Held to Maturity   141,327    47,261
  Purchases of Securities Held to Maturity                   (8,080)  (80,927)
  Proceeds from Maturities of Securities Available for Sale  26,394    16,336
  Purchases of Securities Available for Sale                (10,315)  (25,075)
  Net Increase in Loans and Lease Financing                 (15,750)   (5,597)
  Proceeds from Sales of Premises and Equipment                   2         -
  Purchases of Premises and Equipment                        (2,921)   (1,042)
  Proceeds from Sale of Limited Partnership Investments         367     8,003
  Purchases of Limited Partnership Investments               (5,153)   (3,680)
  Acquisition of NBA Insurance Services LLP                  (3,500)        -
  Proceeds from Sale of Other Assets                              -        25
  Purchases of Other Assets                                  (1,309)   (1,192)
                                                           ------------------
        Net Cash Provided by (Used in) Investing Activities  (4,977)   31,077

FINANCING ACTIVITIES:
  Net Decrease in Total Deposit                             (63,432)  (32,167)
  Net Decrease in Short-Term Borrowings                     (24,953)   (3,466)
  Acquisition of Treasury Stock                              (9,167)   (2,262)
  Proceed from Sale of Treasury Stock                           116     1,493
  Cash Dividends Paid                                        (4,607)   (3,882)
                                                            -----------------
        Net Cash Used in Financing Activities              (102,043)  (40,284)
                                                            -----------------
        Increase (Decrease) in Cash and Cash Equivalents    (13,388)   14,719

  Cash and Cash Equivalents at Beginning of Year            153,143   155,849
                                                            -----------------
        Cash and Cash Equivalents at End of  March         $139,755  $170,568
                                                            =================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

     Note A - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The statements should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Registrant's annual report for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals necessary for a fair presentation) have been included.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $12.72 million in the first quarter of 1999 compared to $12.69 million for the first quarter of 1998. Earnings per share were $0.42 as of March 31, 1999 up 2% from the $0.41 earned through March 31, 1998.

Return on average assets using annualized income from operations plus year-to-date net security gains and nonrecurring loan loss recoveries was 1.78% for the three-month period ended March 31, 1999, compared to 1.86% for the three-month period ended March 31, 1998. The annualized return on average stockholders' equity was 12.04% for the first three months of 1999.

Net interest income increased $578,000 after the provision for loan losses during the first three months of 1999 compared to the same period during the previous year. The increase is due to decreased cost of funds. Interest on earning assets decreased $568,000 from the first quarter of 1998 to the first quarter of 1999, while interest expense decreased $1,146,000.

The provision for loan loss was $1,200,000 at March 31, 1999, compared to a provision for loan losses $1,200,000 at March 31, 1998. The reserve for loan loss was 1.71% of outstanding loans at March 31, 1999 and 1.68% at March 31, 1998 and 1.66% at December 31, 1998. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 0.70% at March 31, 1999 from 1.01% at March 31, 1998, and increased from 0.68% at December 31, 1998.

Non-interest income increased $645,000 for the first quarter from the same period in 1998. Non-interest expense increased by $1,195,000 over the first quarter one year ago. Increases include $903,000 in personnel and benefits expenses and $283,000 in other expense.

On April 16, 1999, a pre-tax gain of $9 million was received from a limited partnership investment. This gain was previously reported on a Form 8K dated March 17, 1999. Investments in limited partnership totaled $76 million as of March 31, 1999.

Material Changes in Financial Condition

Total assets at March 31, 1999, were $2,890,670,000 an increase of 4.9% or $135 million from the same period one year earlier, and an decrease of $85 million or 2.9% from December 31, 1998. Investment securities and securities available for sale have decreased by $16 million over the first quarter of 1998. Loans and leases and loans held for sale have increased $42 million over the same period in 1998. Limited partnership investments increased $28 million over the first quarter of 1998. Total deposits have increased by $127 million from March 31, 1998, and decreased by $65 million from December 31, 1998.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity decreased by $4.8 million from December 31, 1998, to $420.8 million at March 31, 1999. This decrease is primarily due to purchases of treasury stock. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for Tier 1, total capital and leverage ratios which were 4%, 8% and 3%, respectively. The Corporation's and National Bank of Alaska's ratios are as follows:

                                          March 31      December 31
                                        1999      1998      1998
 Tier 1 Risk Based Capital Ratio
   National Bancorp of Alaska, Inc.    18.29%    18.73%    18.08%
   National Bank of Alaska             11.86     12.52     11.90
 Total Risk Based Capital Ratio
   National Bancorp of Alaska, Inc.    19.43%    19.88%    19.14%
   National Bank of Alaska             13.09     13.75     13.05
 Leverage Ratio
   National Bancorp of Alaska          14.51%    14.80%    14.24%
   National Bank of Alaska              9.04      9.57      9.01

Impact of the Year 2000 Issue

The Bank began formally addressing the year 2000 issue in 1996 with a comprehensive project plan. The plan remains dynamic and has full senior management support. It provides for a periodic review of the project's status by the Corporation's board.

The Bank's year 2000 strategy includes building awareness throughout the organization and with suppliers and major customers. The plan also includes assessing all hardware, software, network and customer impacts. The Bank relies on several third party providers for data processing. M&I Data Services operates and provides systems to process the Bank's key deposit, loan, trust, financial control, teller operation, electronic fund transfer system, and merchant credit card transactions. Alltel Information Services, Inc., provides a similar service for the Bank's mortgage loan processing, and Norwest Financial Information provides processing for our consumer loan company. All these service providers have renovated and implemented programming to correct the year 2000 problem. The Bank has completed testing of mission critical third party software and systems by March 31, 1999.

The Bank has already retired systems that will not function in the year 2000, and installed replacement systems. The Bank intends to have all internal systems and third party provided systems year 2000 capable and operating by June 30, 1999. The costs associated with this process will not have a material impact on the Bank's financial results.

Even with extensive testing to ensure readiness, disruptions may occur from unforeseen conditions or other events outside of management's control. To prevent these disruptions from interfering with meeting customer needs, a contingency plan has been developed for each core business function. The contingency plan will be completed and tested by June 30, 1999.

Statistical Disclosures

Selected Guide 3-Statistical Disclosure by Bank Holding Companies

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                                    March 31      December 31
(In Thousands)                                  1999      1998         1998
Nonaccrual
  Commercial and industrial                 $ 2,321   $ 6,616      $ 2,153
  Real estate construction                        -       323          166
  Real estate long-term                       4,465     4,763        4,196
  Other                                           -       651           67
                                             -----------------------------
     Total                                    6,786    12,353        6,582
                                             -----------------------------
Restructured Loans
  Real estate long-term                           -        89            -
                                             -----------------------------
     Total                                        -        89            -
                                             -----------------------------
Accruing loans past due 90 days or more       3,039     2,201        3,101
                                             -----------------------------
Other real estate owned                         723       208          486
                                             -----------------------------
Total nonperforming assets                  $10,548   $14,851      $10,169
                                             =============================
Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                  0.70%     1.01%        0.68%

Potential Problem Loans

At March 31, 1999, an additional $79,353,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrower's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Reserve for Loan Loss
(In Thousands)                                March 31, 1999   December 31, 1998
Balance January 1                                 $24,678           $24,530
Provision charged to operations                     1,200             4,800
Recoveries on loans previously charged off          1,075             5,348
Less loans charged off                             (1,263)          (10,000)
                                                   ------------------------
Balance at end of period                          $25,690           $24,678
                                                   ========================
Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                      $    200          $  4,805
Real estate long-term                                  10               175
Consumer                                              813             3,963
Visa                                                  240             1,057
                                                   ------------------------
     Total Charge Offs                              1,263            10,000

Recoveries:
Commercial loans and leases                           420             2,428
Real estate construction                                7                 4
Real estate long-term                                  46               502
Consumer                                              533             2,146
Visa                                                   69               268
                                                   ------------------------
     Total Recoveries                               1,075             5,348
                                                   ------------------------
     Net Charge Offs                              $   188           $ 4,652
                                                   ========================

B.  Allocation of the Allowance for Loan Loss
                                                    Allocation of Reserves
                                                      To Loan Categories
                              Loan Category As a %  % of Total         Amount of
                                    of Total Loans     Reserve   Reserves(000's)
March 31, 1999
Commercial and Industrial                    38.7%       8.9%        $  2,283
Real Estate Construction                      3.3          -                -
Real Estate Long Term                        31.9        1.0              262
Installment                                  21.6       32.8             8416
Nontaxable                                    3.9          -                6
Lease Financing                               0.6          -                -
Unallocated                                     -       57.3           14,723
                                            ---------------------------------
                                            100.0%     100.0%         $25,690

December 31, 1998
Commercial and Industrial                    38.2%       9.6%        $  2,357
Real Estate Construction                      3.7          -               12
Real Estate Long Term                        32.1        1.4              343
Installment                                  21.5       34.0            8,387
Nontaxable                                    3.8          -               12
Lease Financing                               0.7          -                3
Unallocated                                     -       55.0           13,564
                                            ---------------------------------
                                            100.0%     100.0%         $24,678

                          PART II - OTHER INFORMATION

Item 1: Legal Proceedings
        Not applicable.

Item 2: Changes in Securities
        Not applicable.

Item 3: Defaults Upon Senior Securities
        Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders
        The Annual Meeting of Shareholders was held in Anchorage on March 16, 1999. At that time shareholders elected 25 Directors to the Board. All Directors stand for election annually.


                                       Votes for       Votes Withheld
        Director                         Director        from Director
        Donald B. Abel, Jr.             28,925,183          19,743
        Gary M. Baugh                   28,925,484          19,442
        Carl F. Brady, Jr.              28,925,240          19,686
        Alec W. Brindle                 28,782,900         162,026
        James O. Campbell               28,925,344          19,582
        Jeffry J. Cook                  28,925,484          19,442
        Patrick S. Cowan                28,925,484          19,442
        Sharon D. Gagnon                28,923,264          21,662
        Roy Huhndorf                    28,919,371          25,555
        James H. Jansen                 28,925,484          19,442
        Donald L. Mellish               28,925,484          19,442
        Emil R. Notti                   28,924,684          20,242
        Howard R. Nugent                28,923,564          21,362
        Tennys B. Owens                 28,925,344          19,582
        Eugene A. Parrish, Jr.          28,925,484          19,442
        J. Michael Pate                 28,925,484          19,442
        Martin R. Pihl                  28,925,484          19,442
        Edward F. Randolph              28,920,511          24,415
        Edward B. Rasmuson              28,925,076          19,850
        Maj. Gen. John Schaeffer (Ret.) 28,643,727         301,199
        Michael K. Snowden              28,917,688          27,238
        Richard J. Strutz               28,925,076          19,850
        George S. Suddock               28,924,684          20,242
        Richard A. Wien                 28,925,484          19,442
        Sharon Wikan                    28,920,831          24,095

        A total of 28,944,926 votes were presented in proxy and in person. Absent or no proxy votes amounted to 1,626,224.

Item 5: Other Information
        Not applicable.

Item 6: Exhibits and Reports on Form 8-K
        (a)  Exhibits
             Exhibit 27.  Financial Data Schedule

        (b)  Reports on Form 8-K
             There was two Form 8-K during the quarter ended March 31, 1999.

             On February 17, 1999, a Form 8-K reported the donation of $90 million of National Bancorp of Alaska stock to charitable entities by its majority shareholder.

             On March 17, 1999, a Form 8-K reported an anticipated $9 million pre-tax gain from a limited partnership investment during the second quarter of 1999 and reported the quarterly cash dividend of $0.15 per share payable on April 9, 1999.

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 NATIONAL BANCORP OF ALASKA, INC.



      May 10, 1999                 /s/Edward B. Rasmuson
----------------------             ------------------------------
          Date                     Edward B. Rasmuson, Chairman
                                   of the Board

      May 10, 1999                 /s/Richard Strutz
----------------------             ------------------------------
          Date                     Richard Strutz, President

      May 7, 1999                  /s/Gary Dalton
----------------------             ------------------------------
          Date                     Gary Dalton, Executive Vice
                                   President and Controller
                                   (Principal Accounting Officer)