Form 10-Q
period 1999-06-30
NATIONAL BANCORP OF ALASKA INC
filed 1999-08-09
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-10769


                        National Bancorp of Alaska, Inc.
-----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                           92-0087646
-----------------------------------------------------------------------
   (State of other jurisdiction of          (IRS Employer
    incorporation or organization)           Identification No.)

Northern Lights Boulevard and C Street, Anchorage, AK  99503
-----------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

                         (907) 276-1132
-----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements for the past 90 days.    YES  X        NO___

The registrant has one class of Common Stock, $2.50 par value.
Number of shares outstanding as of August 5, 1999:    30,215,812

                               Table of Contents


                                                             Page

                                    PART I

Item 1   Financial Statements...................................3

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........8

                                    PART II

Item 1   Legal Proceedings.....................................13

Item 2   Changes in Securities.................................13

Item 3   Defaults Upon Senior Securities.......................13

Item 4   Submission of Matters to a Vote of Security Holders...13

Item 5   Other Information.....................................13

Item 6   Exhibits and Reports on Form 8-K......................13

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                  THREE MONTHS             SIX MONTHS
(In Thousands Except Statistics)                 ENDED JUNE 30          ENDED JUNE 30

INTEREST INCOME:                                1999       1998        1999       1998
  Loans and lease financing including fees    $37,638     $39,282    $74,385    $76,399
  Balances with banks                               2           8          2         16
  Federal funds sold and securities purchased
    under agreement to resell                     740         291      1,204      1,689
  Investment securities including dividends:
    U.S. government                             2,260       2,475      4,486      5,289
    U.S. agencies                               6,482       6,552     13,073     12,544
    States and political subdivisions             183         156        381        269
    Mortgage and asset backed securities        4,199       3,099      8,398      6,041
    Other securities                            1,509       2,301      3,260      4,661
                                               ----------------------------------------
      TOTAL INTEREST INCOME                    53,013      54,164    105,189    106,908

INTEREST EXPENSE:
  Deposits                                     12,888      13,865     26,601     27,905
  Federal funds purchased and securities sold
    under agreement to repurchase               4,149       4,697      7,938      9,304
  Other purchased funds                             2           2          4          5
                                               ----------------------------------------
      TOTAL INTEREST EXPENSE                   17,039      18,564     34,543     37,214
                                               ----------------------------------------
      NET INTEREST INCOME                      35,974      35,600     70,646     69,694
  Provision for Loan Losses                     1,200       1,200      2,400      2,400
                                               ----------------------------------------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES               34,774      34,400     68,246     67,294

OTHER INCOME:
  Trust department income                         723         741      1,435      1,413
  Service charges on deposit accounts           3,551       3,455      6,914      6,744
  Loan servicing fees                           2,685       2,368      5,176      4,772
  Securities transactions                           -         390          -        390
  Gains on limited partnership investments      9,090       2,585      9,421      2,953
  Credit card service fees                      2,317       1,736      3,927      3,254
  Other                                         4,864       5,150      9,410      9,307
                                               ----------------------------------------
      TOTAL OTHER INCOME                       23,230      16,425     36,283     28,833

OTHER EXPENSE:
  Salaries                                     10,631      10,392     21,259     20,408
  Profit sharing and other employee benefits    3,861       3,367      7,371      6,586
  Net occupancy expense of bank premises        1,912       1,904      3,907      3,906
  Furniture and equipment expense               2,166       2,307      4,322      4,447
  Other                                         9,047       9,051     17,500     17,221
                                               ----------------------------------------
      TOTAL OTHER EXPENSE                      27,617      27,021     54,359     52,568

Income before income taxes                     30,387      23,804     50,170     43,559
Income taxes                                   11,203       8,792     18,266     15,859
                                               ----------------------------------------
      NET INCOME                              $19,184     $15,012    $31,904    $27,700
                                               ========================================
Net Income per share                            $0.63       $0.48      $1.05      $0.89
                                               ========================================
Average Number of Shares Outstanding       30,262,622  31,033,075 30,410,868 31,035,841
(See note to consolidated statements.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands Except Statistics)
                                                               THREE MONTHS        SIX MONTHS
                                                               ENDED JUNE 30      ENDED JUNE 30
                                                               1999     1998      1999      1998
Net income                                                  $19,184   $15,012   $31,904   $27,700
Other comprehensive income, net of taxes:
  Unrealized gain (losses) on securities:
    Unrealized holding gains (losses) arising during period  (1,006)      188    (1,648)     (161)
    Less:  reclassification adjustment for gains
           included in net income                                 -      (230)        -      (230)
                                                             ------------------------------------
   Other comprehensive income                                (1,006)      (42)   (1,648)     (391)
                                                             ------------------------------------
Comprehensive Income                                        $18,178   $14,970   $30,256   $27,309
                                                             ====================================

                CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

                                                               June 30          December 31
(In Thousands Except Statistics)                           1999        1998         1998
ASSETS:
  Cash and due from banks                              $  147,402  $  176,242   $  153,143
  Interest-bearing balances with banks                        134          22          116
  Investment securities:
    U.S. agencies                                         389,119     338,699      382,748
    States and political subdivisions                      19,133      19,165       20,229
    Mortgage and asset backed securities                  277,417     184,836      262,431
    Other securities                                       64,831     113,987      109,755
                                                        ----------------------------------
      Total Investment Securities                         750,500     656,687      775,163
      (Market Value $750,497 in 1999)
  Securities available for sale at market                 229,792     222,602      239,325
  Loans and lease financing                             1,545,119   1,501,921    1,487,263
  Reserve for loan losses                                 (26,439)    (25,758)     (24,678)
                                                        ----------------------------------
      Net Loans and Lease Financing                     1,518,680   1,476,163    1,462,585
  Loans held for sale                                      74,442     112,230      144,735
  Net premises and equipment                               71,343      69,753       70,302
  Limited partnership investments                          71,984      56,204       71,416
  Other assets                                             71,175      55,941       58,795
                                                        ----------------------------------
      Total Assets                                     $2,935,452  $2,825,844   $2,975,580
                                                        ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Demand deposits                                      $  618,006  $  585,627   $  617,532
  Interest-bearing deposits:
    NOW                                                   228,885     187,932      237,245
    Savings                                               288,843     278,978      308,924
    Money market savings                                  307,229     279,071      291,587
    Time                                                  611,223     606,297      683,427
                                                        ----------------------------------
      Total Interest-Bearing Deposits                   1,436,180   1,352,278    1,521,183
                                                        ----------------------------------
      Total Deposits                                    2,054,186   1,937,905    2,138,715

  Federal funds purchased                                  38,747      44,609       41,315
  Securities sold under agreement to repurchase           371,594     388,465      334,572
  Other purchased funds                                       123          79          110
  Other liabilities                                        38,732      37,755       35,223
                                                        ----------------------------------
      Total Liabilities                                 2,503,382   2,408,813    2,549,935

Shareholders' Equity        1999        1998
  Common stock par value    $2.50       $2.50              80,000      80,000       80,000
    Shares authorized  40,000,000  40,000,000
    Shares issued      32,000,000  32,000,000
  Capital surplus                                          63,098      63,082       63,095
  Retained earnings                                       330,358     289,074      307,550
  Net unrealized gains on securities
    available for sale, net of tax                            986       2,658        2,634
  Treasury stock at cost
    (1,784,188 shares on June 30, 1999
    and 970,722 shares on June 30, 1998)                  (42,372)    (17,783)     (27,634)
                                                        ----------------------------------
      Total  Shareholders' Equity                         432,070     417,031      425,645
                                                        ----------------------------------
      Total Liabilities and Shareholders' Equity       $2,935,452  $2,825,844   $2,975,580
                                                        ==================================
  Per share statistics
  Net book value                                           $14.30      $13.44       $13.86
                                                        ==================================
(See note to consolidated statements.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Six Months Ended June 30                       1999      1998

OPERATING ACTIVITIES:
  Net Income                                                $  31,904 $  27,700
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                   2,400     2,400
    Deferred tax expense (credit)                              (2,595)   (1,073)
    Depreciation and amortization                               4,142     3,969
    Net amortization  of premium or discount on securities        376      (316)
    Gain on security and limited partnership transactions      (9,536)   (5,397)
    Loss on security and limited partnership transactions         115     2,054
    Gain on loan sales                                           (491)     (484)
    Loss (gain) on sale of premises and equipment                   -      (379)
    Gain on sale of other assets                                    -       (17)
    Net decrease (increase) in loans held for sale             70,784   (53,442)
    Decrease (increase) in interest receivable,
      prepaid expense, and other assets                        (2,102)    1,081
    Increase (decrease) in interest payable, accrued
      expenses and other liabilities                             (667)      133
                                                              -----------------
      Net Cash Provided by (Used in) Operating Activities      94,330   (23,771)

INVESTING ACTIVITIES:
  Net decrease (increase) in federal funds sold and interest
    bearing deposits with other banks                             (18)  100,128
  Proceeds from maturities of securities held to maturity     221,974   113,512
  Purchases of securities held to maturity                   (198,048) (160,572)
  Proceeds from maturities of securities available for sale    57,030    28,210
  Proceeds from sales of securities available for sale              -     2,885
  Purchase of securities available for sale                   (49,933)  (25,075)
  Net decrease (increase) in loans and lease  financing       (55,033)  (31,962)
  Proceeds from sale of premises and equipment                      5     1,103
  Purchases of premises and equipment                          (4,589)   (2,734)
  Proceeds from sales of limited partnership investments       16,710    12,318
  Purchases of limited partnership investments                 (7,857)  (12,961)
  Acquisition of NBA Insurance Services LLC                    (3,870)        -
  Proceeds from sale of other assets                              169        37
  Purchases other assets                                       (2,643)   (1,754)
                                                              -----------------
      Net Cash Provided by (Used in) Investing Activities     (26,103)   23,135

FINANCING ACTIVITIES:
  Net decrease in total deposit                               (84,529)  (40,975)
  Net increase in short-term borrowings                        34,467    70,391
  Acquisition of treasury stock                               (15,110)   (2,457)
  Proceed from sale of treasury stock                             374     1,832
  Cash dividends paid                                          (9,170)   (7,762)
                                                              -----------------
      Net Cash Provided by (Used in) Financing Activities     (73,968)   21,029
                                                              -----------------
      Increase (decrease) in cash and cash equivalents         (5,741)   20,393

  Cash and cash equivalents at beginning of year              153,143   155,849
                                                              -----------------
      Cash and Cash Equivalents at End of June               $147,402  $176,242
                                                              =================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $19.2 million in the second quarter of 1999 compared to $15.0 million for the second quarter of 1998. Earnings per share were $0.63 as of June 30, 1999 up nearly 7% from the $0.48 earned through June 30, 1998.

Return on average assets using annualized income from operations plus year-to-date net gains on security and limited partnership investments was 2.04% for the six-month period ended June 30, 1999, compared to 1.97% for the six-month period ended June 30, 1998. The annualized return on average stockholders' equity was 13.79% for the first six months of 1999.

Net interest income increased $952,000 after the provision for loan loss recoveries during the first six months of 1999 compared to the same period during the previous year. Interest on earning assets decreased $1.7 million from the first six months of 1998 to the first six months of 1999, while interest expense decreased $2.7 million.

The provision for loan loss was $2,400,000 through June 30, 1999, compared to a provision for loan loss of $2,400,000 at June 30, 1998. The reserve for loan loss was 1.71% of outstanding loans at June 30, 1999 and 1.71% at June 30, 1998 and 1.66% at December 31, 1998. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned decreased to 0.61% at June 30, 1999 from 0.85% at June 30, 1998, and decreased from 0.68% at December 31, 1998.

Non-interest income increased $7,450,000 for the first six months of 1999 over the same period in 1998 mainly due to increased gains on limited partnership investments. On April 16, 1999, a pretax gain of 9 million was received from a limited partnership investment contributing to the $9,421,000 gain for the first six months of 1999 compared to the $2,953,000 gain over the same period of 1998. Non-interest expense increased by $1,791,000 over the first six months of 1998. Increases include $1,636,000 in personnel and benefits expenses.

Material Changes in Financial Condition

Total assets at June 30, 1998, were $2,935,452,000 an increase of 3.9% or $109,608,000 from the same period one year earlier, and an decrease of $40,128,000 or 1.3% from December 31, 1998. Investment securities and securities available for sale have increased by $101 million over the second quarter of 1998. Loans, leases and loans held for sale have increased $5.4 million over the same period in 1998. Limited partnership investments increased $15.8 million over the first six months of 1998. Total deposits have increased by $116.3 million from June 30, 1998, and decreased by $84.5 million from December 31, 1998.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $6.4 million from December 31, 1998, to $432 million at June 30, 1999. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:


                                               June 30         December 31
                                             1999      1998        1998
 Tier 1 Risk Based Capital Ratio
    National Bancorp of Alaska, Inc.       18.05%    18.93%      18.08%
    National Bank of Alaska                11.63     12.42       11.90
 Total Risk Based Capital Ratio
    National Bancorp of Alaska, Inc.       19.16%    20.11%      19.14%
    National Bank of Alaska                12.85     13.66       13.05
 Leverage Ratio
    National Bancorp of Alaska             14.84%    15.07%      14.24%
    National Bank of Alaska                 9.20      9.52        9.01

Impact of the Year 2000 Issue

The Bank began formally addressing the year 2000 issue in 1996 with a comprehensive project plan. The plan remains dynamic and has full senior management support. It provides for a periodic review of the project's status by the Corporation's board.

The Bank's year 2000 strategy includes building awareness throughout the organization and with suppliers and major customers. The plan also includes assessing all hardware, software, network and customer impacts. The Bank relies on several third party providers for data processing. M&I Data Services operates and provides systems to process the Bank's key deposit, loan, trust, financial control, teller operation, electronic fund transfer system, and merchant credit card transactions. Alltel Information Services, Inc., provides a similar service for the Bank's mortgage loan processing, and Norwest Financial Information provides processing for our consumer loan company. All these service providers have renovated and implemented programming to correct the year 2000 problem. The Bank has completed testing of mission critical third party software and systems.

The Bank has already retired systems that will not function in the year 2000, and installed replacement systems. The Bank had all internal mission critical systems and third party provided systems year 2000 capable and operating by June 30, 1999. The costs associated with this process did not have a material impact on the Bank's financial results.

Even with extensive testing to ensure readiness, disruptions may occur from unforeseen conditions or other events outside of management's control. To prevent these disruptions from interfering with meeting customer needs, a contingency plan has been developed for each core business function. The contingency plan was completed by June 30, 1999.

Statistical Disclosures

Selected Guide 3-Statistical Disclosure by Bank Holding Companies

III.  Loan Portfolio
   C. Risk Elements

Nonperforming Assets
                                                     June 30     December 31
(In Thousands)                                     1999    1998     1998
Nonaccrual
  Commercial and industrial                     $5,929 $ 4,753   $ 2,153
  Real estate construction                         151     323       166
  Real estate long-term                          1,009   4,713     4,196
  Other                                              -     583        67
                                                 -----------------------
    Total                                        7,089  10,372     6,582
                                                 -----------------------
Restructured Loans
                                                 -----------------------
    Total                                            -       -         -
                                                 -----------------------
Accruing loans past due 90 days or more          1,584   1,985     3,101
                                                 -----------------------
Other real estate owned                            718     461       486
                                                 -----------------------
Total nonperforming assets                      $9,391 $12,818   $10,169
                                                 =======================
Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                     0.61%   0.85%    0.68%

Potential Problem Loans

At June 30, 1999, an additional $85,519,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrow's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Reserve for Loan Loss
(In Thousands)                                June 30, 1999  December 31, 1998
Balance January 1                                $24,678         $24,530
Provision charged to operations                    2,400           4,800
Recoveries on loans previously charged off         2,054           5,348
Less loans charged off                            (2,693)        (10,000)
                                                  ----------------------
Balance at end of period                         $26,439         $24,678
                                                  ======================
Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                      $   534         $ 4,805
Real estate construction                               -               -
Real estate long-term                                 16             175
Consumer                                           1,670           3,963
Visa                                                 473           1,057
                                                  ----------------------
     Total Charge Offs                             2,693          10,000
Recoveries:
Commercial loans and leases                          595           2,428
Real estate construction                              33               4
Real estate long-term                                121             502
Consumer                                             994           2,146
Visa                                                 123             268
Other                                                188               -
                                                  ----------------------
     Total Recoveries                              2,054           5,348
                                                  ----------------------
     Net Charge Offs                             $   639         $ 4,652
                                                  ======================

B.  Allocation of the Allowance for Loan Loss
                                                        Allocation of Reserves
                                                          To Loan Categories
                                                    ---------------------------
                              Loan Category As a %  % of Total        Amount of
June 30, 1999                      of Total Loans      Reserve  Reserves(000's)

Commercial and Industrial                    38.8%       9.6%        $   2,541
Real Estate Construction                      3.5          -                 6
Real Estate Long Term                        30.9        0.5               133
Installment                                  22.4       31.5             8,332
Nontaxable                                    3.8          -                 4
Lease Financing                               0.6          -                 -
Unallocated                                    -        58.4            15,423
                                            ----------------------------------
                                            100.0%     100.0%          $26,439


December 31, 1998

Commercial and Industrial                    38.2%       9.6%         $  2,357
Real Estate Construction                      3.7          -                12
Real Estate Long Term                        32.1        1.4               343
Installment                                  21.5       34.0             8,387
Nontaxable                                    3.8          -                12
Lease Financing                               0.7          -                 3
Unallocated                                     -       55.0            13,564
                                            ----------------------------------
                                            100.0%     100.0%          $24,678

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



                          NATIONAL BANCORP OF ALASKA, INC.





   August 5, 1999         /s/Edward B. Rasmuson
-----------------         ------------------------------
       Date               Edward B. Rasmuson, Chairman
                          of the Board


   August 5, 1999         /s/Richard Strutz
-----------------         ------------------------------
       Date               Richard Strutz, President


   August 9, 1999        /s/Gary Dalton
------------------        ------------------------------
       Date               Gary Dalton, Executive Vice
                          President and Controller
                          (Principal Accounting Officer)