Form 10-Q
period 1999-09-30
NATIONAL BANCORP OF ALASKA INC
filed 1999-11-10
CIK 705356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1999

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

The registrant has one class of Common Stock, $10 par value.
Number of shares outstanding as of November 8, 1999:    30,220,152

                               Table of Contents




                                                               Page

                                    PART I

Item 1   Financial Statements.................................. 3

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................... 8


                                    PART II


Item 2   Changes in Securities.................................13

Item 3   Defaults Upon Senior Securities.......................13

Item 4   Submission of Matters to a Vote of Security Holders...13

Item 5   Other Information.....................................13

Item 6   Exhibits and Reports on Form 8-K......................13

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                            THREE MONTHS          NINE MONTHS
(In Thousands Except Statistics)                         ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
INTEREST INCOME:                                          1999       1998        1999       1998
  Loans and lease financing including fees              $39,108     $39,490   $113,493   $115,889
  Balances with banks                                         2           -          4         16
  Federal funds sold and securities
   purchased under agreement to resell                      263         123      1,467      1,812
  Investment securities including dividends:
    U.S. government                                       2,070       2,471      6,556      7,760
    U. S. agencies                                        7,099       6,845     20,172     19,389
    States and political subdivisions                       200         216        581        485
    Mortgage and asset backed securities                  4,550       3,301     12,948      9,342
    Other securities                                      1,765       2,179      5,025      6,840
                                                         ----------------------------------------
      TOTAL INTEREST INCOME                              55,057      54,625    160,246    161,533

INTEREST EXPENSE:
  Deposits                                               13,431      14,029     40,032     41,934
  Federal funds purchased & securities
   sold under agreement to repurchase                     4,452       4,708     12,390     14,012
  Other purchased funds                                       2           3          6          8
                                                         ----------------------------------------
      TOTAL INTEREST EXPENSE                             17,885      18,740     52,428     55,954
                                                         ----------------------------------------
      NET INTEREST INCOME                                37,172      35,885    107,818    105,579
  Provision for loan losses                               1,350       1,200      3,750      3,600
                                                         ----------------------------------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                          35,822      34,685    104,068    101,979

OTHER INCOME:
  Trust department income                                   738         676      2,173      2,089
  Service charges on deposit accounts                     3,609       3,403     10,523     10,147
  Loan servicing fees                                     2,595       2,250      7,771      7,022
  Securities transactions                                     -         (19)         -        371
  Gains on limited partnership investments                5,761       2,366     15,182      5,319
  Credit card service fees                                2,569       1,947      6,496      5,201
  Other                                                   5,584       5,143     14,994     14,450
                                                         ----------------------------------------
      TOTAL OTHER INCOME                                 20,856      15,766     57,139     44,599

OTHER EXPENSE:
  Salaries                                               10,944      10,393     32,203     30,801
  Profit sharing and other employee benefits              3,941       3,355     11,312      9,941
  Net occupancy expense of bank premises                  1,998       1,792      5,905      5,698
  Furniture and equipment expense                         2,104       2,169      6,426      6,616
  Other                                                   9,215       8,482     26,715     25,703
                                                         ----------------------------------------
      TOTAL OTHER EXPENSE                                28,202      26,191     82,561     78,759

Income before income taxes                               28,476      24,260     78,646     67,819
Applicable income taxes                                  10,648       8,916     28,914     24,775
                                                         ----------------------------------------
      NET INCOME                                        $17,828     $15,344    $49,732    $43,044
                                                         ========================================
Per share statistics
Net Income                                                $0.59       $0.50      $1.64      $1.39
                                                         ========================================
Average number of shares outstanding                 30,217,561  30,940,067 30,345,724 31,003,566
(See note to consolidated statements.)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands Except Statistics)
                                             THREE MONTHS     NINE MONTHS
                                                 ENDED            ENDED
                                             SEPTEMBER 30     SEPTEMBER 30
                                             1999     1998    1999     1998
Net income                                 $17,828  $15,344 $49,732  $43,044
Other comprehensive income, net of taxes:
  Unrealized losses securities:
    Unrealized holding gains (losses)
      arising during period                   (555)   1,460  (2,221)   1,299
    Less:  reclassification adjustment
         for gains included in net income        -        -       -     (230)
                                             -------------------------------
  Other comprehensive income                  (555)   1,460  (2,221)   1,069
                                            --------------------------------
Comprehensive Income                       $17,273  $16,804 $47,511  $44,113
                                            ================================

                 CONSOLIDATED STATEMENT OF CONDITION (Unaudited)

                                                                 September 30       December 31
(In Thousands Except Statistics)                              1999         1998        1998
ASSETS:
  Cash and due from banks                                $  165,553   $  170,037  $  153,143
  Interest-bearing balances with banks                          130           28         116
  Investment securities:
    U. S. agencies                                          401,855      396,246     382,748
    States and political subdivisions                        23,309       21,516      20,229
    Mortgage and asset-backed securities                    263,976      251,581     262,431
    Other securities                                         63,118      109,376     109,755
                                                          ----------------------------------
      Total Investment Securities                           752,258      778,719     775,163
      (Market Value $746,990 in 1999)
  Securities available for sale at market                   242,882      229,850     239,325
  Loans and lease financing                               1,616,069    1,482,960   1,487,263
  Reserve for loan losses                                   (27,085)     (24,200)    (24,678)
                                                          ----------------------------------
      Net loans and lease financing                       1,588,984    1,458,760   1,462,585
  Loans held for sale                                        80,575       98,737     144,735

  Net premises and equipment                                 71,092       70,576      70,302
  Limited partnership investments                            85,182       71,318      71,416
  Other assets                                               73,773       57,755      58,795
                                                          ----------------------------------
      Total Assets                                       $3,060,429   $2,935,780  $2,975,580
                                                          ==================================

LIABILITIES AND SHAREHOLDERS EQUITY:
  Demand deposits                                        $  629,772   $  590,536  $  617,532
  Interest-bearing deposits:
    NOW                                                     226,624      202,778     237,245
    Savings                                                 296,675      283,550     308,924
    Money market savings                                    312,962      290,543     291,587
    Time                                                    622,314      623,883     683,427
                                                          ----------------------------------
      Total Interest-Bearing Deposits                     1,458,575    1,400,754   1,521,183
                                                          ----------------------------------
      Total Deposits                                      2,088,347    1,991,290   2,138,715

  Federal funds purchased                                   125,870      123,069      41,315
  Securities sold under agreement to repurchase             363,621      363,929     334,572
  Other purchased funds                                         130          178         110
  Other liabilities                                          37,603       34,388      35,223
                                                          ----------------------------------
      Total Liabilities                                   2,615,571    2,512,854   2,549,935

 Shareholders Equity           1999        1998
  Common Stock-par value      $2.50       $2.50              80,000       80,000      80,000
   Shares Authorized     40,000,000  40,000,000
   Shares Issued         32,000,000  32,000,000
  Capital surplus                                            63,102       63,094      63,095
  Retained earnings                                         343,654      299,796     307,550
  Net unrealized gains on securities
   available for sale, net of tax                               413        4,118       2,634
    Less treasury stock at cost
    1,781,801 shares on September 30, 1999
    and 1,178,076 shares on September 30, 1998              (42,311)      (24,082)   (27,634)
                                                          ----------------------------------
      Total  Shareholders Equity                            444,858      422,926     425,645
                                                          ----------------------------------
      Total Liabilities and Shareholders Equity          $3,060,429   $2,935,780  $2,975,580
                                                          ==================================
  Per share statistics
  Net book value                                             $14.72       $13.72      $13.86
  (See note to consolidated statements.)                  ==================================

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(In Thousands) Nine Months Ended September 30                 1999       1998

OPERATING ACTIVITIES:
  Net income                                              $  49,732 $  43,044
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                 3,750     3,600
    Deferred tax expense (credit)                            (2,783)   (2,259)
    Depreciation and amortization                             6,175     5,916
    Net amortization  of premium or discount on securities      656      (380)
    Gain on security and limited partnership transactions   (16,297)   (7,763)
    Loss on security and limited partnership transactions     1,115     2,073
    Gain on loan sales                                         (561)     (704)
    Loss (gain) on sale of premises and equipment                 4      (360)
    Gain on sale of other assets                               (14 )     (301)
    Net decrease (increase) in loans held for sale           64,721   (22,148)
    Decrease (increase) in interest receivable, prepaid
      expense, and other assets                              (1,440)      124
    Increase (decrease) in interest payable, accrued
      expenses and other liabilities                          2,039      (435)
                                                            -----------------
      Net Cash Provided by (Used in) Operating Activities   107,097    20,407

INVESTING ACTIVITIES:
  Net decrease (increase) in federal funds sold and
    interest bearing deposits with other banks                  (14)  100,122
  Proceeds from maturities of securities held to maturity   269,948   177,474
  Purchases of securities held to maturity                 (249,705) (346,662)
  Proceeds from maturities of securities available for sale  77,387    28,612
  Proceeds from sales of securities available for sale            -     2,885
  Purchase of securities available for sale                 (82,708)  (30,130)
  Net decrease (increase) in loans and lease  financing    (131,073)  (33,472)
  Proceeds from sale of premises and equipment                   45     1,090
  Purchases of premises and equipment                        (5,976)   (5,646)
  Proceeds from sales of limited partnership investments     27,947    14,997
  Purchases of limited partnership investments              (26,531)  (28,388)
  Acquisition of NBA Insurance Services LLC                  (5,617)      --
  Proceeds from sale of other assets                            496       572
  Purchases other assets                                     (3,770)   (2,709)
                                                            -----------------
      Net Cash Provided by (Used in) Investing Activities  (129,571) (121,255)

FINANCING ACTIVITIES:
  Net decrease in total deposit                             (50,368)    9,949
  Net increase in short-term borrowings                     113,624   124,414
  Acquisition of treasury stock                             (15,110)   (9,042)
  Proceed from sale of treasury stock                           440     2,131
  Cash dividends paid                                       (13,702)  (12,416)
                                                            -----------------
      Net Cash Provided by (Used in) Financing Activities    34,884   115,036
                                                            -----------------
      Increase (decrease) in cash and cash equivalents       12,410    14,188

  Cash and cash equivalents at beginning of year            153,143   155,849
                                                            -----------------
      Cash and Cash Equivalents at End of September        $165,553  $170,037
                                                            =================

                          National Bancorp of Alaska
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

 Note A - Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and regulations for filing Form 10-Q. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

National Bancorp of Alaska (the Corporation) recorded earnings of $17.8 million in the third quarter of 1999 compared to $15.3 million for the third quarter of 1998. Quarterly earnings per share were $0.59 as of September 30, 1999, up 18.0% from the $0.50 earned as of September 30, 1998.

Return on average assets using annualized income from operations plus year-to-date net gains on securities and limited partnership investments was 2.18% for the nine-month period ended September 30, 1999, compared to 2.04% for the nine-month period ended September 30, 1998. The annualized return on average stockholders' equity was 14.75% for the first nine months of 1999.

Net interest income increased $2,089,000 after the provision for loan losses during the first nine months of 1999 compared to the same period during the previous year. Interest on earning assets decreased $1.3 million from the first nine months of 1998 to the first nine months in 1999, while interest expense decreased $3.5 million.

The provision for loan loss was $3,750,000 through September 30, 1999, compared to a provision for loan loss of $3,600,000 through September 30, 1998. The reserve for loan loss was 1.68% of outstanding loans at September 30, 1999 and 1.63% at September 30, 1998 and 1.66% at December 31, 1998. Nonperforming assets, defined as other real estate owned, nonaccrual loans, restructured loans, and loans past due 90 days and still accruing, as a percentage of total loans and other real estate owned increased to 0.65% at September 30, 1999 from 0.62% at September 30, 1998, and decreased from 0.68% at December 31, 1998.

Non-interest income increased $12,540,000 for the first nine months of 1999 over the same period in 1998, mainly due to increase gains on limited partnership investments. Non-interest expense increased by $3,802,000 over the first nine months of 1998. Increases include $2,773,000 in personnel and benefits expenses.


Material Changes in Financial Condition

Total assets at September 30, 1999, were $3,060,429,000, an increase of 4.2% or $124,649,000 from the same period one year earlier, and an increase of $84,849,000 or 2.9% from December 31, 1998. Investment securities and securities available for sale have decreased by $13 million from the third quarter of 1998. Loans, leases and loans held for sale have increased $115 million over the same period in 1998. Limited partnership investments increased $14 million over he first nine months of 1998. Total deposits have increased by $97 million from September 30, 1998 and decreased by $50 million from December 31, 1998.

Liquidity

The Corporation maintains sufficient excess liquidity to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations, and provide for customers' credit needs. Management knows of no demand, commitments, or events that would result in liquidity changing in a material amount.

Capital Resources

Shareholders' equity increased by $19.2 million from December 31, 1998, to $445 million at September 30, 1999. Federal regulatory agencies have established capital adequacy guidelines setting a minimum for leverage and risk based capital ratios. These minimum and the Corporation's ratios are as follows:

                                             September 30       December 31
                                            1999      1998        1998
 Tier 1 Risk Based Capital Ratio
    National Bancorp of Alaska, Inc.       17.92%    18.27%      18.08%
    National Bank of Alaska                11.54     11.90       11.90
 Total Risk Based Capital Ratio
    National Bancorp of Alaska, Inc.       19.02%    19.33%      19.14%
    National Bank of Alaska                12.73     13.04       13.05
 Leverage Ratio
    National Bancorp of Alaska             14.76%    14.90%      14.24%
    National Bank of Alaska                 9.17      9.37        9.01

Year 2000 Computer Issue

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

The Bank retired systems that will not function in the year 2000, and installed replacement systems. The Bank had all internal mission critical systems and third party provided systems year 2000 capable and operating by June 30, 1999. The costs associated with this process did not have a material impact on the Bank's financial results.

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

Statistical Disclosures

Selected Guide 3-Statistical Disclosure by Bank Holding Companies

III. Loan Portfolio
   C.   Risk Elements

Nonperforming Assets
                                                  September 30   December 31
(In Thousands)                                   1999      1998      1998
Nonaccrual
  Commercial and industrial                    $ 6,560    $2,221   $ 2,153
  Real estate construction                         140       231       166
  Real estate long-term                          1,108     4,686     4,196
  Other                                             16         -        67
                                                --------------------------
     Total                                       7,824     7,138     6,582
                                                --------------------------
Restructured Loans
     Total                                           -         -         -
                                                --------------------------
Accruing loans past due 90 days or more          1,745     1,662     3,101
                                                --------------------------
Other foreclosed property                           400        -         -
                                                --------------------------
Other real estate owned                             528      341       486
                                                --------------------------
Total nonperforming assets                     $10,497    $9,141   $10,169

Nonperforming assets as a percentage
of loans and leases and other real
estate owned at end of period                     0.65%     0.62%     0.68%

Potential Problem Loans

At September 30, 1999, an additional $81,575,000 in loans are being closely monitored by management. These loans are not include in any category of non-performing loans. However, management has concern about the borrower's abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

IV.  Summary of Loan Loss Experience

   A:  Analysis of Allowance for Loan Loss
(In Thousands)                           September 30, 1999  December 31, 1998
Balance January 1                              $24,678            $24,530
Provision charged to operations                  3,750              4,800
Recoveries on loans previously charged off       3,476              5,348
Less loans charged off                          (4,819)           (10,000)
                                                -------------------------
Balance at end of period                       $27,085            $24,678
                                                =========================
Composition of Loan Charge Off and Recoveries
Loans Charged Off:
Commercial loans and leases                    $ 1,631            $ 4,805
Real estate construction                             -                  -
Real estate long-term                               16                175
Consumer                                         2,479              3,963
Visa                                               693              1,057
                                                -------------------------
     Total Charge Offs                           4,819             10,000
Recoveries:
Commercial loans and leases                        695              2,428
Real estate construction                           184                  4
Real estate long-term                              789                502
Consumer                                         1,436              2,146
Visa                                               184                268
Other                                              188                  -
                                                -------------------------
     Total Recoveries                            3,476              5,348
                                                -------------------------
     Net Charge Offs                           $ 1,343            $ 4,652
                                                =========================

B.  Allocation of the Allowance for Loan Loss
                                                      Allocation of Reserves
                                                        To Loan Categories
                                                   ----------------------------
                            Loan Category As a %   % of Total         Amount of
                                  of Total Loans      Reserve   Reserves(000's)
September 30, 1999

Commercial and Industrial                  38.9%        9.2%          $ 2,499
Real Estate Construction                    4.8         0.1                20
Real Estate Long Term                      29.9         0.8               220
Installment                                22.0        32.0             8,660
Nontaxable                                  3.8           -                 3
Lease Financing                             0.6           -                 -
Unallocated                                  -         57.9            15,683
                                          -----------------------------------
                                          100.0%      100.0%          $27,085


December 31, 1998

Commercial and Industrial                  38.2%        9.6%         $  2,357
Real Estate Construction                    3.7           -                12
Real Estate Long Term                      32.1         1.4               343
Installment                                21.5        34.0             8,387
Nontaxable                                  3.8           -                12
Lease Financing                             0.7           -                 3
Unallocated                                   -        55.0            13,564
                                          -----------------------------------
                                          100.0%      100.0%          $24,678

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



                                NATIONAL BANCORP OF ALASKA, INC.


    November 11, 1999           /s/Richard Strutz
          Date                  Richard Strutz, President


    November 11, 1999           /s/Gary Dalton
          Date                  Gary Dalton, Executive Vice
                                President and Controller
                                (Principal Accounting Officer)