Form 10-K
period 1999-12-31
NATIONAL BANCORP OF ALASKA INC
filed 2000-03-24
CIK 705356

       Cover
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ x ]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the fiscal year ended            December 31, 1999

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
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

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

                         Yes  X      No

Aggregate market value of common stock held by nonaffiliates of National Bancorp of Alaska, Inc., based on the closing bid price of the stock at February 8, 2000: $342,205,605

The registrant has one class of common stock, $2.50 par value. Numbers of shares outstanding at February 8, 2000: 30,224,177.

                      Documents Incorporated By Reference
                                                     Parts of Form 10-K
Documents                                          into which incorporated
1999 Annual Report to Shareholders                      Part I and II
Form 10K, File No. 0-10769 for December 31, 1998        Part IV
Form S-14, File No. 2-78795 for August 11, 1982         Part IV

                               Table of Contents

                                    Part I

                                                                          Page

Item 1   Business.......................................................... 3

Item 2   Properties....................................................... 10

Item 3   Legal Proceedings................................................ 10

Item 4   Submission of Matters to a Vote of Security Holders.............. 10

                                    Part II

Item 5   Market for the Registrant's Common Equity and
         Related Stockholder Matters...................................... 11

Item 6   Selected Financial Data.......................................... 11

Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................... 11

Item 8   Financial Statements and Supplementary Data...................... 13

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................. 13

                                   Part III

Item 10   Directors and Executive Officers of the Registrant.............. 14

Item 11   Executive Compensation.......................................... 19

Item 12   Security Ownership of Certain Beneficial Owners and Management...22

Item 13   Certain Relationships and Related Transactions.................. 24

                                    Part IV

Item 14   Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K............................................. 25

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

For additional information concerning the business of the Corporation and its subsidiaries, see pages 2 through 17 of National Bancorp of Alaska, Inc.'s 1999 Annual Report to Shareholders (Annual Report), which is incorporated in this
Item 1 by reference.

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

As of December 31, 1999, the Bank's banking operations are conducted from 55 banking offices, 3 loan offices and 71 electronic branches located throughout the state of Alaska and in Seattle, Washington, including 16 banking offices and 30 electronic branches in Anchorage. The Bank's subsidiaries operations are conducted from 11 locations throughout the state of Alaska including 4 offices in Anchorage.

Trust Services

The Bank's Trust Department offers services to individuals and corporations throughout Alaska including estate planning, settlement of estates, administration of living and testamentary trusts, management of investment agency accounts, custodianships, and administration of employee benefit trusts. The Bank had trust assets of approximately $2.17 million under its supervision as of December 31, 1999.

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

Employment

The Bank has approximately 1,117 full time equivalent employees and Bank subsidiaries has 101 full time equivalent employees. Management considers employment relations to be good. None of the Bank's employees are covered by a collective bargaining agreement.

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

Effective March 13, 2000, a bank holding company may elect to become a financial holding company and thereby to engage in a broader range of financial and other activities than are permissible for bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its insured depository institution subsidiaries have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities which are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature", including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, dealing or making a market in securities. National Bancorp of Alaska has not, at this time, made any decision with respect to whether it will elect to become a financial holding company under the Act.

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

Under the Gramm-Leach-Bliley Act, subject to limitations on investment, a national bank which is well capitalized and well managed, as defined by regulation, and has a satisfactory or better community reinvestment rating, may through a financial subsidiary of the bank, engage in activities that are financial in nature or incidental thereto, excluding , among others, insurance underwriting, insurance company portfolio investment, real estate development and real estate investment. No decision has, at this time, been made with respect to the establishment of financial subsidiaries of the Bank.

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

Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the National Bancorp of Alaska, Inc. and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. National Bancorp of Alaska can not accurately predict whether any of this potential legislation, will ultimately be enacted, and, if enacted, the ultimate effect that it, or impending regulations, would have upon the financial condition or results of operations of the combined company or any of its subsidiaries.

Statistical Disclosure

The information as required by the Securities and Exchange Commission's Guide 3
- Statistical Disclosure by Bank Holding Companies is incorporated herein by reference to the Registrant's 1999 Annual Report to Shareholders.


Description                                                 Annual Report
                                                            Page Numbers

I.   Distribution of Assets, Liabilities and Stockholders'
     Equity; Interest Rate and Interest Differential:

     A. and B.  Average Balance Sheet Combined with an
                Analysis of Net Interest Earnings............... 46-47

     C.         Analysis of Changes in Net Interest
                Income due to rate and volume................... 47

II.  Investment Portfolio:

     A.         Book Value of Investments....................... 40

     B.         Weighted Average Yield.......................... 40

III. Loan Portfolio:

     A.         Types of Loans for Each Reported Period......... 41

     B.         Maturities and Sensitivity to Changes in
                Interest Rates.................................. 41

     C.         Risk Elements................................... 42

IV.  Summary of Loan Loss Experience:

     A.         Analysis of Allowances for Loan
                Loss Experience................................. 43

V.   Deposits:

     A.         Average Balance by Type......................... 44

     B.         Large TCD Maturities - Over $100,000............ 41

VI.  Return on Equity and Assets
     Selected Ratios for Each Reported Period................... 45

VII. Short-Term Borrowings...................................... 44

III.  Loan Portfolio

      C.        Risk Elements.

Potential Problem Loans

At December 31, 1999, an additional $51,428,000 in loans are being closely monitored by management. These loans are not included in any category of non-performing loans. However, management has concern about the borrowers' abilities to comply with their present loan repayment terms. These loans are reviewed monthly to assess any change in collectability.

Foreign Outstandings

There were no foreign outstanding loans to individuals or countries as of December 31, 1999.

IV.  Summary of Loan Loss Experience:

     B.  Allocation of the Allowance for Loan Losses:

                                                        Allocation of Reserves
                                                          To Loan Categories
                                                   ---------------------------
                            Loan Category As a %   % of Total    Amount of
                             of Total Loans         Reserves  Reserves (000's)
December 31, 1999
Commercial and Industrial          39.1%                7.8%       $2,148
Real Estate Construction            5.3                 0.2            57
Real Estate Long-Term              29.3                 1.1           312
Installment                        21.8                33.4         9,194
Nontaxable                          4.0                   -             -
Lease Financing                     0.5                   -             -
Unallocated                           -               57.5         15,854
                                  ---------------------------------------
                                  100.0%              100.0%      $27,565

December 31, 1998
Commercial and Industrial          38.2%                9.6%       $2,357
Real Estate Construction            3.7                   -            12
Real Estate Long-Term              32.1                 1.4           343
Installment                        21.5                34.0         8,387
Nontaxable                          3.8                   -            12
Lease Financing                     0.7                   -             3
Unallocated                            -               55.0        13,564
                                  ---------------------------------------
                                  100.0%              100.0%      $24,678

December 31, 1997
Commercial and Industrial          37.1%                9.1%       $2,235
Real Estate Construction            2.3                 0.1            13
Real Estate Long-Term              33.5                 1.4           350
Installment                        22.7                31.4         7,707
Nontaxable                          3.5                   -             -
Lease Financing                     0.9                 0.2            44
Unallocated                           -                57.8        14,181
                                  ---------------------------------------
                                  100.0%              100.0%      $24,530

December 31, 1996
Commercial and Industrial          34.8%                1.4%         $329
Real Estate Construction            2.4                   -             5
Real Estate Long-Term              32.0                 0.7           150
Installment                        26.3                24.8         5,708
Nontaxable                          3.8                   -             -
Lease Financing                     0.7                   -             -
Unallocated                           -                73.1        16,810
                                  ---------------------------------------
                                  100.0%              100.0%      $23,002

December 31, 1995
Commercial and Industrial          35.5%                2.2%         $468
Real Estate Construction            1.9                   -             3
Real Estate Long-Term              31.9                 1.2           267
Installment                        25.0                15.3         3,288
Nontaxable                          4.8                 0.4            81
Lease Financing                     0.9                   -             -
Unallocated                           -                80.9        17,422
                                  ---------------------------------------
                                  100.0%              100.0%      $21,529

ITEM 2.  PROPERTIES

The Bank's main banking office is at its headquarters building, which is located at Northern Lights Boulevard and C Street, Anchorage, Alaska.

In addition to its headquarters building, the Bank owns 41 of its banking offices and subsidiary offices (including six which are subject to ground leases) and leases 99 other banking and loan offices and subsidiary offices under agreements expiring between 1999 and 2031.

ITEM 3.  LEGAL PROCEEDINGS

For information concerning legal proceedings, see Note 15 of "Notes to Financial Statements" at page 33 of the Annual Report, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations see "Management Discussion and Analysis" at pages 38 through 47, and the Chairman's message to shareholders on page 2 and 3 of the Annual Report, which are incorporated herein by reference.

Item 7A    Interest Rate Sensitivity
December 31, 1999

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

A discussion of the Corporation's exposure to interest rate sensitivity and how the risk is managed is included in the annual report on page 38.

(In Thousands)                     Expected Maturity/Repricing Date
                               2000     2001     2002     2003     2004   There-      Total       Fair
                                                                          after                  Value
------------------------------------------------------------------------------------------------------
Fixed Rate Assets
Investment securities    $  219,911 $134,281 $ 94,748 $ 61,890 $ 46,638 $148,423 $  705,891 $  687,360
  Average interest rate       6.38%    6.46%    6.66%    6.64%    6.68%    6.56%      6.52%
Securities available
 for sale                    51,100   19,332   44,865   22,250   70,205   50,407    258,159    258,159
  Average interest rate       6.26%    6.52%    6.38%    6.60%    6.23%    4.49%      5.63%
Interest-bearing balances
 with banks                     253        -        -        -        -        -        253        253
  Average interest rate       4.99%        -        -        -        -        -      4.99%
Securities purchased un-
 der agreement to resell     25,000        -        -        -        -        -     25,000     25,000
  Average interest rate       5.90%        -        -        -        -        -      5.90%
Loans and leases            358,064  175,628  155,002  112,473   83,738 235,712   1,120,617  1,121,342
  Average interest rate       8.31%    9.34%    9.38%    8.75%    8.74%   8.91%       8.82%
Loans held for sale          66,478        -        -        -        -       -      66,478     66,553
  Average interest rate       7.66%        -        -        -        -       -       7.66%

Variable Rate Assets
Loans and leases            527,528    3,344    1,407      843    1,040    1,783    535,945    535,945
  Average interest rate       9.41%    9.40%    9.41%    9.42%    9.41%    9.45%      9.41%
                          ----------------------------------------------------------------------------
Total Earning Assets     $1,248,334 $332,585 $296,022 $197,456 $201,621 $436,325 $2,712,343 $2,694,612
                          ============================================================================

Fixed Rate Liabilities
Time deposits            $  487,916 $109,266 $ 11,664 $ 17,241 $  6,951 $      - $  633,038 $  632,531
  Average interest rate       4.83%    4.98%    4.59%    6.10%    5.61%        -      4.85%
Other deposits              871,398        -        -        -        -        -    871,398    871,398
  Average interest rate       2.83%        -        -        -        -        -      2.83%
Purchased funds             404,587    1,061      250        -        -        -    405,898    405,978
  Average interest rate       4.70%    5.23%    5.67%        -        -        -      4.70%

Variable Rate Liabilities
Time Deposits                47,761        -        -        -        -        -     47,761     47,761
  Average interest rate       5.43%        -        -        -        -        -      5.43%
                          ----------------------------------------------------------------------------
Total Interest
 Bearing Liabilities     $1,811,662 $110,327 $ 11,914 $ 17,241 $  6,951 $      - $1,957,845 $1,957,668
                          ============================================================================

Interest Sensitivity Gap   (563,328) 222,258  284,108  180,215  194,670  436,325    754,248
Cumulative Gap                      (341,070) (56,962) 123,253  317,923  754,248
Ratio of Interest Sensitive
 Assets to Interest
  Sensitive Liabilities         .68     3.01    24.85    11.45    29.01      N/A       1.39
Cumulative Ratio                .68      .82      .97     1.06     1.16     1.39

Nonperforming Assets

Other real estate owned increased from $486,000 at December 31, 1998 to $840,000 at December 31, 1999. Assets with a book value of $659,000 were sold during 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and the consolidated financial statements and notes to consolidated financial statements on pages 22 through 37 of the Annual Report are incorporated herein by reference.

The quarterly financial data on page 48 of the Annual Report is incorporated herein by reference.


ITEM 9. CHANGE IN ACCOUNTANTS

Not Applicable.

                                   PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 AGE AND YEAR
                FIRST BECAME A                              SHARES OF COMMON
               DIRECTOR OF THE            PRINCIPAL        STOCK BENEFICIALLY
                 COMPANY OR A           OCCUPATION OR          OWNED AS OF
   NAME          PREDECESSOR            EMPLOYMENT(6)      JANUARY 31, 2000(2)
------------------------------------------------------------------------------
                                                                      PERCENT
                                                            SHARES       OF
                                                              HELD    CLASS(5)
------------------------------------------------------------------------------
Donald B.             63              President, Don          7,720
Abel, Jr.            1976             Abel Building
                                      Supplies, Inc.
                                      (retail building
                                       supplies)

Gary M. Baugh         61              President, Baugh       14,000
                     1983             Construction and
                                      Engineering Company
                                      (construction)

Carl F. Brady Jr.     56              Chairman and CEO,      33,890
                     1989             Brady & Co. Ins.
                                      (insurance brokerage)

Alec W. Brindle       61              President, Wards       70,704
                     1977             Cove Packing
                                      Company, Inc.
                                      (salmon cannery)

James O. Campbell     67              Campbell & Campbell    17,088
                     1972             since 1997 (apartment
                                      rentals); from 1994 to
                                      1997 Commissioner,
                                      Arctic Research
                                      Commission (national
                                      research needs and
                                      objectives in the
                                      Arctic)

Jeffry J. Cook        56              Vice President          2,684
                     1984             Administration,
                                      MAPCO Alaska, Inc.
                                      (oil refining and
                                      product sales)

                 AGE AND YEAR
                FIRST BECAME A                              SHARES OF COMMON
               DIRECTOR OF THE            PRINCIPAL        STOCK BENEFICIALLY
                 COMPANY OR A           OCCUPATION OR          OWNED AS OF
   NAME          PREDECESSOR            EMPLOYMENT(6)      JANUARY 31, 2000(2)
------------------------------------------------------------------------------
                                                                      PERCENT
                                                            SHARES       OF
                                                              HELD    CLASS(5)
------------------------------------------------------------------------------
Patrick S. Cowan      60              Owner, Birch Ridge      3,882
                     1994             Golf Course (golf)

Sharon D. Gagnon      59              Civic Leader            3,030
                     1998

Roy Huhndorf          59              Management Consultant     400
                     1987             since 1998; Chairman
                                      of the Board, Cook
                                      Inlet Region, Inc.,
                                      from 1996 to 1998
                                      Alaska Native Regional
                                      Corporation); Chairman
                                      and CEO, Cook Inlet
                                      Region, Inc., from
                                      1992 to 1996

James H. Jansen       53              President & CEO of     40,400
                     1990             Lynden Incorporated
                                      (trucking and
                                      transportation)


Donald L. Mellish     72              Chairman of the        23,500
                     1964             Executive Committee
                                      of the Bank

Emil Notti            66              Consultant              2,264
                     1973

Howard R. Nugent      55              President, Howdie       1,000
                     1996             Homes, Inc.,
                                      (residential and
                                      commercial
                                      construction)

                 AGE AND YEAR
                FIRST BECAME A                              SHARES OF COMMON
               DIRECTOR OF THE            PRINCIPAL        STOCK BENEFICIALLY
                 COMPANY OR A           OCCUPATION OR          OWNED AS OF
   NAME          PREDECESSOR            EMPLOYMENT(6)      JANUARY 31, 2000(2)
------------------------------------------------------------------------------
                                                                      PERCENT
                                                            SHARES       OF
                                                              HELD    CLASS(5)
------------------------------------------------------------------------------
Tennys B. Owens       59              President, Artique Lt.  7,765
                     1991             Gallery (art retail
                                      sales, marketing, and
                                      publishing

Eugene A. Parrish,
 Jr.                  54              Vice President,         3,460
                     1982             Holland America
                                      Cruise Lines since
                                      1996 (travel);
                                      President Westmark
                                      Hotels, Inc. (hotel
                                      and restaurant
                                      management)

J. Michael Pate       52              President, Pate         4,720
                     1991             Insurance Agency,
                                      Inc. (insurance)

Martin R. Pihl        65              Retired.                8,096
                     1972

Edward F. Randolph    40              President, Edward F.      400
                     1995             Randolph Ins.
                                      Agency, Inc.
                                      (insurance)

Edward B. Rasmuson    59              Chairman of the     1,364,150(1)     4.4
                     1974             Board of the
                                      Corporation and
                                      the Bank

Major General John
 Schaeffer (Ret.)     60              Consulting, Arctic        533
                     1988             Slope Regional
                                      Corporation (Alaska
                                      Native Regional
                                      Corporation)

                 AGE AND YEAR
                FIRST BECAME A                              SHARES OF COMMON
               DIRECTOR OF THE            PRINCIPAL        STOCK BENEFICIALLY
                 COMPANY OR A           OCCUPATION OR          OWNED AS OF
   NAME          PREDECESSOR            EMPLOYMENT(6)      JANUARY 31, 2000(2)
------------------------------------------------------------------------------
                                                                      PERCENT
                                                            SHARES       OF
                                                              HELD    CLASS(5)
------------------------------------------------------------------------------
Michael K. Snowden    54              President, Service     18,842(3)
                     1995             Transfer, Inc. (fuel
                                      distribution and
                                      transport services)

Richard Strutz        49              President of the        6,214
                     1992             Corporation and
                                      the Bank

George S. Suddock     60              Chairman, Alaska    1,107,411(4)     3.6
                     1969             National Corpora-
                                      tion (insurance)

Richard A. Wien(7)    64              Chairman & CEO,         3,764
                     1974             Florcraft (floor
                                      coverings)

Sharon Wikan          51              Secretary-Treasurer       647
                     1994             Hammer & Wikan
                                      since 1995 (retail
                                      grocery and general
                                      merchandise)

1. The reported holdings exclude 1,038,880 shares held in trust for Edward B. Rasmuson, over which Mr. Rasmuson has no power to vote or dispose.

2. The reported holdings include securities with respect to which the director has or shares the power to vote or dispose. Not included in the securities reported are the following shares over which the indicated directors had no power to vote or dispose: 49,692 shares held by the wife of Edward B. Rasmuson. Director Rasmuson disclaims any beneficial ownership of these shares held by his spouse.

3. The reported holdings include 8,448 shares held in a family trust of which Mr. Snowden is a trustee. Mr. Snowden disclaims any beneficial interest of those shares.

4. The reported holdings include 1,096,267 shares held by a corporation of which Mr. Suddock is an officer, director, and stockholder. Mr. Suddock disclaims beneficial ownership of those shares.

5. If no percent is shown, the percent of the nominee's beneficial ownership is less than one percent.

6. Each nominee has been engaged in the indicated occupation or employment, or has held the indicated position or one of equivalent responsibility with his present employer during the past five years, unless otherwise indicated.

7. None of the nominees serve on the boards of directors of other companies filing reports with the Securities and Exchange Commission, except that Mr. Wien is a director of Alaska Air Group, Inc.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's officers and directors, and persons who own more than ten percent of the Corporation's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) reports they file. Based solely on review of the copies of such forms furnished to the Corporation, or written representations that no Form 5's were required, the Corporation believes that during 1999 all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were in compliance.


The following table sets forth the executive officers of the Bank, all of whom serve at the discretion of the Board, their ages and their positions with the
Bank:


                                                               Served as an
                                Positions and Offices       Executive Officer
Name                Age        Currently Held with Bank            Since
-----------------------------------------------------------------------------
Donald L. Mellish   72   Chairman of the Executive Committee       1964
Edward B. Rasmuson  59   Chairman of the Board of Directors        1972
Richard Strutz      49   President                                 1985
Kathleen Soderberg  51   Executive Vice President and
                         Treasurer                                 1982
Gary Dalton         45   Executive Vice President                  1988
James Cloud         46   Executive Vice President                  1997

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows all compensation paid for the calendar years ended December 31, 1997, 1998, 1999, to the Chief Executive Officer (CEO) and the four most highly compensated executive officers (other than the CEO) of the Corporation and the Bank, and who were serving as executive officers as of December 31, 1999.

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

NAME AND PRINCIPAL                                OTHER ANNUAL      ALL OTHER
    POSITION                 YEAR      SALARY     COMPENSATION    COMPENSATION
------------------------------------------------------------------------------
Edward B. Rasmuson, CEO,     1999     440,000           35,787          93,408
Chairman of the Board        1998     425,000           42,708          83,890
of Directors, and Director   1997     375,000           49,147          76,518
of the Corporation and
the Bank

Richard Strutz,              1999     400,000            9,925          85,497
President and Director       1998     375,000           18,105          74,585
of the Corporation and       1997     325,000           11,898          66,316
the Bank

Kathleen Soderberg,          1999     305,000            2,399          66,369
Executive Vice               1998     290,000            2,725          58,768
President of                 1997     260,000            2,168          53,053
the Bank

Gary Dalton, Executive       1999     250,000              700          55,353
Vice President of            1998     235,000            3,659          48,533
the Bank                     1997     205,000            1,943          41,830

James L. Cloud,              1999     200,000              187          45,338
Executive Vice               1998     180,000              244          38,297
President of the Bank        1997     130,000                0          27,641


Other Annual Compensation is the amount reimbursed during the fiscal year for the payment of Federal Income Taxes arising from non-tax deductible business use of a corporate aircraft.

All Other Compensation is cash compensation earned under a Profit Sharing Plan and Trust available to all employees meeting certain age and service requirements.

The above named officers receive no compensation other than as shown in the foregoing table, and the Corporation and the Bank have no other existing plans or arrangements other than as follows:

In 1994, the Board of Directors of the Bank approved a plan whereby any officer holding a title of Senior Vice President or above (which includes the named officers) can elect to defer receipt of up to a total of 15% of his/her annual compensation. This 15% includes any amounts deferred under the 401(k) portion of the existing profit sharing program. Amounts deferred are not additional compensation, only deferral of receipt of a portion of regular annual compensation. Amounts deferred in excess on the 401(k) portion become an unsecured obligation of the Bank and become payable at termination of employment. Amounts in excess of the 401(k) portion are annually credited with interest at a percentage equivalent to the Bank's overall return on average earning assets. In 1996, the Board increased the maximum allowable percentage of deferral from 15% to 20%. In 1997, the Board increased the maximum allowable percentage of deferral to 100%.


                           COMPENSATION OF DIRECTORS

The directors of the Corporation are also directors of the Bank. Directors of the Corporation receive no compensation for attendance at meetings of the Corporation's Board of Directors, or for committee meetings.

Bank directors who are not officers of the Bank receive $1,000 for each Bank Board of Directors meeting attended. Bank directors who are officers of the Bank receive no compensation other than that received as an officer. Each Bank director (who is not otherwise an employee of the Bank) also receives $1,000 for attendance at each committee meeting of the Bank.

No director received compensation for services as a director during 1999 in addition to or in lieu of the standard arrangement that is described above.


                  EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

There are no employment contracts between the Corportion or the Bank and the named executive officers. There are no plans or arrangements for compensation of named executive officers resulting from a change in control of the Corporation or the Bank.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 1992, the Bank formed a standing Compensation Committee composed of Directors Campbell, Jansen, and Pihl. None of the Compensation Committee members: a) has ever been an officer or employee of either the Bank or the Corportion; or b) has any relationship with the Corporation or the Bank that requires disclosure other than as discussed under "Transactions with Directors, Executive Officers, and Associates" in this report.

During the fiscal year ending December 31, 1999 no executive officer of the Bank or the Corporation: a) served as a member of the Compensation Committee of another entity, one of whose executive officers served on the Compensation Committee of the Bank; or b) served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Bank; or
c) served as a member of the Compensation Committee of another entity, one of whose executive officers served as a director of the Corporation.


                            EXECUTIVE COMPENSATION

In October 1992, the Securities and Exchange Commission adopted new rules regarding the disclosure of compensation of named executive officers. The goal of these rules is to clarify disclosure and the rationale and basis for such compensation. In response to the new rules, a Compensation Committee of three "outside" directors was formed. The Committee met once in 1998.

                         COMPENSATION COMMITTEE REPORT

The Bank's compensation of executive officers is based on evaluation of many factors, including financial performance, information on industry compensation practices and levels, the ability to retain senior management, and an objective to have salaries at levels that can be maintained in the future.

Compensation of all employees, including executive officers, is based on direct salary and participation in the Bank's Profit Sharing Plan. The Bank does not grant executive employees stock options, stock appreciation rights, or other forms of long-term incentive compensation which are a significant portion of most peer bank compensation programs.

Independent consultants are periodically engaged to report on comparisons of the Bank's performance and the compensation of the Bank's highest paid executive officers with similar size banks. In recent years, the Bank has experienced substantial growth in assets and the Bank's earnings as a return on assets have been outstanding.

The Chairman of the Board's recommendations of salaries for the five highest paid officers of the Bank for 1999, which are approved by the Compensation Committee on behalf of the Board of Directors, are as follows:

  Chairman of the Board and CEO   Edward B. Rasmuson       $440,000

  President                       Richard Strutz           $400,000

  Executive Vice President        Kathleen Soderberg       $305,000

  Executive Vice President        Gary Dalton              $250,000

  Executive Vice President        James L. Cloud           $200,000


The Compensation Committee has consistently found that salaries of the Bank executive officers are well within comparisons with other banks of similar size and consistent with the compensation plan objectives of the Bank.

                                                COMPENSATION COMMITTEE

                                                James O. Campbell
                                                James H. Jansen
                                                Martin R. Pihl

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           CERTAIN BENEFICIAL OWNERS

The following table presents certain information with respect to the only person who is known by the Corporation to be the beneficial owner of more than five percent of the Corporation's Common Stock as of January 31, 2000.


                                                     AMOUNT AND
                                                      NATURE OF
                          NAME AND ADDRESS OF        BENEFICIAL     PERCENT
TITLE OF CLASS              BENEFICIAL OWNER          OWNERSHIP    OF CLASS
----------------------------------------------------------------------------
Common Stock             Elmer R. Rasmuson            15,764,564*     52.3%
Par Value $2.50          P.O. Box 100600
                         Anchorage, AK  99510-0600

*Included among the shares of Common Stock reported as beneficially owned by Mr. Rasmuson, over which he has sole voting and dispositive powers, are the following:

(a) Mr. Rasmuson has sole voting and dispositive powers over 3,116,640 shares (10.3% of the outstanding shares) which he holds as trustee under three trusts for the benefit of each of his children.

The foregoing is not to be construed as an admission by Mr. Rasmuson that he is the beneficial owner of the shares identified in (a) above, and Mr. Rasmuson expressly disclaims beneficial ownership of those shares.

The directors and executive officers of the Corporation and the Bank own beneficially 2,760,276 shares or 9.0% of the Corporation's outstanding Common Stock. Not included in these shares are 49,692 shares held of record and owned beneficially solely by spouses and minor children of members of this group.

               SECURITY OWNERSHIP OF MANAGEMENT AS OF 1-31-2000

                                                       AMOUNT AND
                                                        NATURE OF
                                  NAME OF              BENEFICIAL  PERCENT OF
TITLE OF CLASS               BENEFICIAL OWNER           OWNERSHIP    CLASS(2)
------------------------------------------------------------------------------
Common Stock               Edward B. Rasmuson        1,364,150(1)         4.4
Par Value $2.50

Common Stock                   Richard Strutz            6,214
Par Value $2.50

Common Stock               Kathleen Soderberg            7,215
Par Value $2.50


Common Stock                      Gary Dalton            3,536
Par Value $2.50


Common Stock                   James L. Cloud            2,961
Par Value $2.50


1. Reported holdings exclude 1,038,880 shares held in trust for Edward B. Rasmuson on which Mr. Rasmuson has no power to vote or dispose. Also excluded are 49,692 shares held by the wife of Edward B. Rasmuson. Mr. Rasmuson has no power to vote or dispose of these share and disclaims any beneficial ownership.

2. If no percent is shown, the percent of the nominee's beneficial ownership is less than one percent.


                              CHANGES IN CONTROL

On January 12, 2000, the National Bancorp of Alaska, Inc. (the Corporation) executed an Agreement and Plan of Reorganization (the Reorganization Agreement) which calls for the merger of the Corporation into a wholly-owned subsidiary of Wells Fargo & Company (Wells Fargo), in which all of the outstanding shares of capital stock of the Corporation will be exchanged for the shares of common stock of Wells Fargo. To induce Wells Fargo to enter into the Reorganization Agreement, Elmer E. Rasmuson and Edward B. Rasmuson each signed a letter of agreement that, in part, requires them to vote their shares of stock in favor of the merger at the shareholders meeting that will be held to vote on the merger.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS, AND ASSOCIATES

Certain directors and officers of the Bank and persons associated with them are customers of and have had transactions, including credit transactions, with the Bank from time to time in the ordinary course of business. Additional transactions may be expected to take place in the ordinary course of business in the future. All loans and commitments included in transactions with such persons were made in the ordinary course of business, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions which the Bank had with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of the report:

       1.  Financial Statements

           The following consolidated financial statements of National Bancorp of Alaska, Inc. and its subsidiaries and report of independent auditors are incorporated in Item 8 by reference from the 1999 Annual Report to Shareholders. Page number references are to the Annual Report:

           National Bancorp of Alaska and subsidiaries:        Page

           Consolidated Statements of Condition
           December 31, 1999 and 1998............................23

           Consolidated Statements of Income
           Years ended December 31, 1999, 1998, and 1997.........22

           Consolidated Statements of Cash Flows
           Years ended December 31, 1999, 1998, and 1997.........24

           Consolidated Statements of Comprehensive Income
           Years ended December 31, 1999, 1998, and 1997.........25

           Consolidated Statements of Changes in Shareholders'
           Equity Years ended December 31, 1999, 1998, and 1997..25

           Notes to Consolidated Financial Statements............26-36

           Report of Independent Auditors........................37

       2.  Financial Statement Schedules

           All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

       3.  Exhibits

           (3) (i) Articles of incorporation as amended for National Bancorp of Alaska, Inc. are incorporated by reference to exhibit
                     (3)(i) to annual reporting on Form 10K, File 0-10769 dated December 31, 1998.

           (3) (ii) Bylaws as amended for National Bancorp of Alaska, Inc. are incorporated by reference to exhibit (3)(ii) to annual reporting on Form 10K, File 0-10769 dated December 31, 1998.

           (4) Instruments defining the rights of security holders - specimen of stock certificate to be issued by the Registrant (as amended to date) is incorporated herein by reference to Exhibit (4) to Registration on Form S-14, File No. 2-78795 dated August 11, 1982.

          (13)  Annual Report to shareholders for the year ended
                December 31, 1999.

          (21)  Subsidiaries of the registrant are as follows:

          Business Name                       State Incorporated

          National Bank of Alaska
          and subsidiaries                           Alaska

              National Bank of Alaska
              Leasing Corporation                    Alaska

              NBA International Banking
              Corporation                            Washington

              Northland Mortgage Company             Delaware

              Northland Credit Corporation           Alaska

              Northland Escrow Services
               Corporation                           Alaska

              National Bank of Alaska
              Insurance Services, LLC                Alaska

                  Gwaltney & Gwaltney, Inc.          Alaska

          NB Aviation, Inc.                          Delaware

          (22) There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

          (27)  Financial Data Schedule

  (b)  Reports on Form 8-K

       There was one 8-K reports filed during the quarter ended December 31, 1999. It is as follows:

       The 8-K dated December 21, 1999, reported a press release announcing the signing a letter of intent for the merger of National Bank of Alaska and Wells Fargo. No Financial statement were included.


  (c)  Exhibits - See list of exhibits set forth above at Item 14(a)3.

  (d)  Financial Statement Schedules

       Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14(a)2.

Report of independent auditors for Form 10-K for the year ended December 31, 1999, is incorporated herein by reference in Item 14(a)1.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANCORP OF ALASKA, INC.

February 10, 2000             By   /s/Edward B. Rasmuson
Date                               Edward B. Rasmuson, Chairman of
                                   the Board and Director (Principal
                                   Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 15, 2000                  /s/Edward B. Rasmuson
Date                               Edward B. Rasmuson, Chairman of
                                   the Board and Director (Principal
                                   Executive Officer)

February 15, 2000                  /s/Richard Strutz
Date                               Richard Strutz, President and
                                   Director (Principal Financial Officer)

February 15, 2000                  /s/Gary Dalton
Date                               Gary Dalton, Executive Vice President
                                   (Principal Accounting Officer)

February 15, 2000                  /s/Donald B. Abel, Jr.
Date                               Donald B. Able, Director

February 15, 2000                  /s/Gary M. Baugh
Date                               Gary M. Baugh, Director

February 15, 2000                  /s/Carl F. Brady, Jr.
Date                               Carl F. Brady, Jr., Director

February 15, 2000                  /s/James O. Campbell
Date                               James O. Campbell, Director

February 15, 2000                  /s/Jeffry J. Cook
Date                               Jeffry J. Cook, Director

February 15, 2000                  /s/Patrick S. Cowan
Date                               Patrick S. Cowan, Director

February 15, 2000                  /s/Sharon D. Gagnon
Date                               Sharon D. Gagnon, Director

February 15, 2000                  /s/James H. Jansen
Date                               James H. Jansen, Director

February 15, 2000                  /s/Emil Notti
Date                               Emil Notti, Director

February 15, 2000                  /s/Howard R. Nugent
Date                               Howard R. Nugent, Director

February 15, 2000                  /s/Tennys B. Owens
Date                               Tennys B. Owens, Director

February 15, 2000                  /s/Eugene A. Parrish
Date                               Eugene a. Parrish, Director

February 15, 2000                  /s/Michael Pate,
Date                               Michael Pate, Director

February 15, 2000                  /s/Martin R. Pihl,
Date                               Martin R. Pihl, Director

February 15, 2000                  /s/Edward F. Randolph
Date                               Edward F. Randolph, Director

February 15, 2000                  /s/Major General John Schaeffer
Date                               Major General John Schaeffer(Ret.)
                                   Director

February 15, 2000                  /s/Michael K. Snowden
Date                               Michael K. Snowden, Director

February 15, 2000                  /s/George S. Suddock
Date                               George S. Suddock, Director

February 15, 2000                  /s/Richard A. Wien
Date                               Richard A. Wien, Director

February 15, 2000                  /s/Sharon Wikan
Date                               Sharon Wikan, Director